Form 10-K
period 2012-12-31
Duane Street Corp.
filed 2013-03-07
CIK 1556226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31,  2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 333-183760

DUANE STREET CORP.
(Exact name of Registrant as specified in its charter)

Delaware	99-0375741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Duane Street Corp 616 Corporate Way, Suite 2-4059 Valley Cottage, NY	10989
(Address of principal executive offices)	(Zip Code)

(855) 360-3330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐   Accelerated filer    ☐   Non-accelerated filer    ☐   Smaller reporting company    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $0. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of than outstanding common stock amounting to 1,500,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2013, there were 1,500,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to our ability to continue to fund research and development costs; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Duane Street," and “Issuer” mean Duane Street Corp. unless the context clearly requires otherwise.

PART I

ITEM 1.            BUSINESS

Business Development

We anticipate that we will require total financing of $180,000, to fully execute our business plan over a 24 month period. There can be no assurance that such financing will be available or available on suitable terms. Please see “Risk Factors” elsewhere in this Annual Report for a full discussion on this potential business risk.

We have not accomplished any of our intended efforts to date. We have not generated any revenues to date and our activities have included, but have not been limited to, market research, initial product development (prototypes and mocks-ups), business travel and the development our business plan. We will not have the necessary capital to commercialize our products and carryout our Business Plan until we are able to secure the financing. Please see “Risk Factors” elsewhere in this Annual Report for full discussion on this potential business risk.

Business Plan Implementation Schedule

We have not generated any revenues to date and have not established business operations. We will be unable to fully establish operations or otherwise implement our business plan until we are able to secure total financing of the $180,000 that we are seeking to raise through this offering. We can progress toward implanting our business plan if we raise $54,000. If we raise less than $54,000 it is doubtful that the company will be able to succeed.

We believe that we have developed a product that helps parents reduce the amount of isolation and anxiousness while raising newborn children with sleeping disorders and pains from gas. With Babyrocker, new moms, dads or caregivers can use the rocking mechanism to children. The Babyrocker will be designed to create motion for soothing babies. The idea for the product was born from their personal experience, while seeking solutions for soothing their own babies and helping them fall asleep.

The Babyrocker will be a device which an individual sits on. The device has springs under its cover, which once vertical pressure (from one's bodyweight) is exerted, allows for a smooth forward, backward and vertical rocking motion. In essence the movement from the Babyrocker simulates sitting on an exercise ball but we believe it is safer. The main purpose of the Babyrocker is for an adult to be able hold a baby and to sit on the Babyrocker to create a soothing, comfortable movement for the newborn. As we have only developed the prototype, the final materials and final design of the product have not yet been determined and will be done when we are ready to manufacture. We do, however, expect the final design to be such that the product can be easily stored or left out as a piece of furniture as opposed to an exercise ball.

Recent Developments

1.	Market research: potential market size for our product; costs involved with manufacturing the product ; identified potential manufacturers and target optimal retail cost;
2.	We have built a prototype which has been successfully tested by our officers and directors with babies.

Market Opportunity

We believe we have developed an innovative product, which is geared to the baby and parent together, It is our belief that this will address a large market – parents of newborn babies. We believe that there is no comparable product on the market today. Though there are rocking products which rock the baby, such as a rocking crib and/or products which the baby is placed and is rocked on its own, we aim to reach that segment of the market in which the parent is holding the baby.

The Babyrocker is a device which an individual sits on. The device has springs under its cover, which once vertical pressure (from one's bodyweight) is exerted, allows for a smooth forward, backward and vertical rocking motion. In essence the movement from the babyrocker simulates sitting on an exercise ball. The main purpose of the Babyrocker is for an adult to be able hold a baby and to sit on the Babyrocker to create a soothing, comfortable movement for the newborn.

Our intended product key value proposition lies in providing the parent with a significant improvement in their quality of life by enabling parents to better interact with their baby and to calm and/or put their baby to sleep comfortably and effortlessly. The prototype product was also found by our officers to highly effective in soothing babies suffering from gas. There has been, however, no medical or research study to confirm this fact. The majority of products in the baby and nursery sector are intended for final use by babies alone. Our product – the Babyrocker – was developed for the comfort of both baby and parent, for a fresh gift proposition for family and friends. We believe that with the right marketing strategy, Babyrocker can become a strong entry in the baby product market.

The following description of our business is intended to provide an understanding of our company and the direction of our strategy.

Strategy and Product

We believe that there is a strong need for a new product to assist new parents and caregivers that creates a way for families with children ages 1-5 to find an ideal apparatus to for parents and caregivers to interact with their babies and to sooth babies and help put them to sleep.

The Babyrocker, as currently envisioned, is a device which is approximately 10 inches in height and 14 inches wide. The device’s outer core is hard plastic, with a rubber (non slip) film on the entire bottom of the device. The top of the device has a free moving piece that allows for both horizontal and vertical movements. This free moving piece is also made of hard shell plastic, it is connected to springs which are held in the base of the device’s metal skeleton (for extra strength).

The device has springs under its cover, which once vertical pressure (from one's bodyweight) is exerted, allows for a smooth forward, backward and vertical rocking motion. In essence the movement from the Babyrocker simulates sitting on an exercise ball but we believe it is safer. The main purpose of the Babyrocker is for an adult to be able hold a baby and to sit on the Babyrocker to create a soothing, comfortable movement for the newborn. As we have only developed the prototype, the final materials and final design of the product have not yet been determined and will be done when we are ready to manufacture. We do, however, expect the final design to be such that the product can be easily stored or left out as a piece of furniture as opposed to an exercise ball.

The Babyrocker is a device which an individual sits on. The device has springs under its cover, which once vertical pressure (from one's bodyweight) is exerted, allows for a smooth forward, backward and vertical rocking motion. In essence the movement from the babyrocker simulates sitting on an exercise ball. The main purpose of the Babyrocker is for an adult to be able hold a baby and to sit on the Babyrocker to create a soothing, comfortable movement for the newborn.

While the final product has not been finalized, the prototype has been tested by our officers and directors with a newborn in the adult’s hand. Personal experience shows that it the most effective method for calming a baby while allowing the parent to actually do so while sitting down and not trying to balance on an exercise ball – which can be difficult for the parent and dangerous for the infant if the parent falls off.. The Company understands that baby products need to manufactured with due care and will produce in a factory that produces other brand name product. Of necessity, safety is paramount. The Company’s objective is develop and sell a product that is safe, easy to use, capable of easy storage and also attractive enough to leave in a room as a piece of furniture.

We have not yet selected a manufacturer and there is no guarantee that we will ultimately select a manufacturer with experience in manufacturing baby products or will have manufactured other name brand products.

Employees and Employment Agreements

As of March 1, 2013, we have no employees. Our officers and directors, Mr. Aisenstark and Mr. Shofel have provided services to the Company at no charge. Both Mr. Aisenstark and Mr. Shofel have the flexibility currently to work on our business up to 5 to 10 hours per week.  If we raise at least $90,000 , we anticipate that they will devote more time to the company. There is, however, no guarantee that they will devote more time because we do not have any employment agreements with them.. If we are successful in raising sufficient funds, we will be in a position to retain the appropriate consultants with industry expertise.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our directors and officers.

During the initial implementation of our business plan, we intend to hire independent consultants to assist in its development and execution of content and website software.

Government Regulations

We anticipate having to expend significant resources to comply with any governmental regulations of the new parents and caregivers market. We are subject to the laws and regulations of those jurisdictions (initially Israel to be followed by the United States) in which we plan to offer our products, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. According to information received from the Israel Ministry of Industry, Trade and Labor, imported baby products are subject to a sample inspection by the Standards Institute of Israel. Generally, this is done prior to importation into the country and there is no significant backlog. Subsequent random inspection are possible, In general, however, the development and operation of our business is not subject to special regulatory and/or supervisory requirements in Israel. However, in the United States, in the event of any problems with the Babyrocker, we would be subject to the Consumer Product Safety Commission oversight. In both the Israel and United States markets there may be costs associated with complying with government regulations.

Intellectual Property

We do not currently hold rights to any intellectual property and have not filed for copyright or trademark protection for our name or intended website.

Research and Development

Since our inception to the date of this Annual Report, we have spent time and money on product and market research as well as product development. We have developed a prototype of the product, product sketches and mock ups. We have not yet applied for patent protection as we do not yet have the resources to do so nor do we have a fully developed product – only a working prototype. Even if we do have the resources and are able to fully develop the product, there is no guarantee that we will obtain patent protection or that the patent protection will be sufficient to keep any potential competitor from copying our product.

ITEM 1A.         RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related to the Business

WE ARE NOT CURRENTLY PROFITABLE AND MAY NOT BECOME PROFITABLE.

At March 1, 2013, we had $1,219 cash on-hand and there is substantial doubt as to our ability to continue as a going concern.  We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

WE ARE DEPENDENT UPON THE PROCEEDS OF OFFERING PURSUANT TO A REGISTRATION STATEMENT THAT BECAME EFFECTIVE ON JANUARY 31, 2013 TO FUND OUR BUSINESS. IF WE DO NOT SELL ENOUGH SHARES IN SUCH OFFERING TO CONTINUE OPERATIONS, THIS COULD HAVE A NEGATIVE EFFECT ON YOUR COMMON STOCK, AND WE WILL NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO FULLY FUND OUR BUSINESS PLAN.

As of December 31, 2012, we had $3,688 in assets and limited capital resources. In order to continue operating for twelve months from the date of this Annual Report, we must raise a minimum of $90,000 in gross proceeds from the offering in our Registration Statement. Unless we begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available.

Also, as a public company, we will incur professional and other fees in connection with our quarterly and annual reports and other periodic filings with the SEC. Such costs can be substantial and we must generate enough revenue or raise money from offerings of securities or loans in order to meet these costs and our SEC filing requirements. Even if we sell the securities, there is no guarantee that the proceeds will be sufficient to fund our planned operations.

OUR LACK OF AN OPERATING HISTORY GIVES NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES, WHICH COULD RESULT IN THE SUSPENSION OR END OF OUR OPERATIONS.

We were incorporated on November 17, 2011 and we have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of this offering and our ability to generate revenues through sales of our service/intended products.

At March 1, 2013 we have $1219 cash on-hand, thus, there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business and may cause us to go out of business.

BECAUSE WE HAVE NOT FINALIZED THE DEVELOPMENT OF OUR BABYSOOTHING PRODUCT, OUR PRODUCT MAY NOT MATERIALIZE.

We have not finalized the development of our baby soothing product. We do not know the exact cost of its final development or its production costs. In the case of a higher than expected cost of production, we will not be able to offer our baby soothing product. Furthermore, we may find problems in the process to develop a baby soothing product. If we are unable to execute our business plan, we will have to cease our operations, resulting in the complete loss of your investment.

WE HAVE NOT YET IDENTIFIED OR SOURCED A MANUFACTURER FOR OUR PORODUCT AND WE DO NOT INTEND TO MANUFACTURE THE PRODUCT OURSELVES

Because we have limited funds prior to the completion of this offering, we have not yet identified or sourced a manufacturer for our product. Moreover, we do not intend to manufacture the product ourselves. It will be a critical for management to identify a proper manufacturer, expected to be in Asia who can manufacture our product at our specifications and who can deliver the product at a price that enables both our company and the retailer to make a profit. Our management does not have prior experience in selecting such a manufacturer.

OUR BABYSOOTHING PRODUCT HAS NOT BEEN YET BEEN TESTED BY PROFESSIONAL PRODUCT TESTERS OR ANY OTHER STANDARDS INSTITUTES. THE PROTOTYPE HAS ONLY BEEN TESTED BY OUR OFFICERS AND DIRECTORS.

The Babyrocker prototype has only been tested by our officers and directors. The prototype has not been tested by any outside professionals or any national or international standards institute and has not been certified to meet any such standards such as ISO.

THERE ARE ALWAYS HEIGHTENED SAFTEY CONCERNS WHEN DEALING WITH PRODUCTS DESIGNED FOR USE WITH OR BY INFANTS.

Because of the inherent danger of baby related products there are always heightened safety concerns. We will have to ensure that standards are met and may be required to submit the product for testing. This will increase our costs and may subject us to delays in getting the product to market. Further, if there is a problem it could subject the Company to legal action.

WE ARE A NEW COMPANY WITH NO OPERATING HISTORY AND WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT

We are a development stage company formed recently to carry out the activities described in this prospectus and thus have only a limited operating history upon which an evaluation of its prospectus can be made. We were incorporated on November 17, 2011 and to date have been involved primarily in the development of concept for our baby product and with the development of our business plan. We have limited business operations. Thus, there is no internal or industry-based historical financial data upon which to estimate our planned operating expenses.

We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors offering a similar product to calm newborns; the availability of motivated and qualified personnel; the initiation, renewal or expiration of our customer base; pricing changes by the Company or its competitors, specific economic conditions in the early childhood market and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

As of the date of this prospectus, we have earned no revenue. Failure to generate revenue will cause us to go out of business, which could result in the complete loss of your investment.

WE ARE A DEVELOPMENT STAGE COMPANY. THE COMPANY ANTICIPATES OPERATING EXPENSES WILL INCREASE TO A MINIMUM OF $54,000 DURING THE FIRST 12 MONTHS PRIOR TO EARNING REVENUE, AND WE MAY NEVER ACHIEVE PROFITABILITY.

The Company anticipates increases in its operating expenses to a minimum of $54,000 to further develop its product. (and comply with SEC regulations) without realizing any revenues from sales. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) administration and start-up costs, (ii) product development, (iii) legal and accounting fees at various stages of operation, (iv) hiring subcontractors as required, and (v) cost of inventory development.

ADVERSE DEVELOPMENTS IN THE GLOBAL ECONOMY RESTRICTING THE CREDIT MARKETS MAY MATERIALLY AND NEGATIVELY IMPACT OUR BUSINESS.

The recent downturn in the world’s major economies and the constraints in the credit markets have heightened or could continue to heighten a number of material risks to our business, cash flows and financial condition, as well as our future prospects. Continued issues involving liquidity and capital adequacy affecting lenders could affect our ability to access credit facilities or obtain debt financing and could affect the ability of lenders to lend, if we need to borrow money for any reason. We currently have no debt financing available to us (and are not seeking any). Further, in the uncertain event that a public market for our stock develops, the volatility in the equity markets may make it difficult in the future for us to access the equity markets for additional capital at attractive prices, if at all. The current credit crisis in other countries, for example, and concerns over debt levels of certain other European Union member states, has increased volatility in global credit and equity markets. If we are unable to obtain credit or access capital markets, our business could be negatively impacted. For example, we may be unable to raise all or a portion the $ 180,000 that we estimate we will require to commercialize our product and launch our business. If we do not raise the $180,000, we will be unable to fully implement our business plan.

BECAUSE OUR CURRENT OFFICERS AND DIRECTORS DO NOT HAVE SIGNIFICANT EXPERIENCE IN STARTING A COMPANY WE ARE A HIGH RISK INVESTMENT WHICH COULD RESULT IN THE LOSS OF YOUR INVESTMENT.

Our Chief Executive Officer and Director Peretz Yehuda Aisenstark and our Secretary and Director Yair Shofel do not have experience in developing a product for the early childhood market. Additionally, we currently have no customers. Therefore, without this experience, our management’s business experience may not be enough to effectively start-up and maintain our company. As a result, the implementation of our business plan may be delayed, or eventually, unsuccessful.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR DEVELOPMENT ACTIVITIES. AS A RESULT, OUR SALES MAY NOT BE ENOUGH TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small and do not have much capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our intended product. We intend to generate revenue through the sale of our products. Because we will be limiting the scope of our marketing activities, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

OUR PRODUCT MAY NOT FIND ACCEPTANCE WITH THE NEW PARENTS AND CAREGIVERS COMMUNITY.

We are a new company with no established visibility or recognition in the new parents and caregivers community. Since our brand is not established and our product is not going to be recognized within the industry, we may have trouble placing our service with new parents and caregivers: If we are not able to have our product sold to our marketplace we may not be able to generate revenues and our business plan may fail.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH COULD NEGATIVELY AFFECT OUR PROFIT.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of commercial acceptance by consumers of our services; fluctuations in the demand for our service the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and general economic conditions.

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.

OUR OFFICERS AND DIRECTORS MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF THEIR TIME TO OUR OPERATIONS, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Our Chief Executive Officer and Director Peretz Yehuda Aisenstark and our Secretary and Director Yair Shofel have other outside business activities and are devoting approximately 5-10 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Mr. Aisenstark and Mr. Shofel which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS.

Because we are entirely dependent on the efforts of our officers and directors, the departure or the loss of one of them in the future, could have a material adverse effect on the business. We believe that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service.

However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. We do not maintain key person life insurance on our officers and directors.

IF OUR COMPANY IS DISSOLVED, IT IS UNLIKELY THAT THERE WILL BE SUFFICIENT ASSETS REMAINING TO DISTRIBUTE TO OUR SHAREHOLDERS.

In the event of the dissolution of our company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of purchasers of the offered shares to recover all or any portion of the purchase price for the offered shares will depend on the amount of funds realized and the claims to be satisfied there from.

MANAGEMENT’S ABILITY TO IMPLEMENT THE BUSINESS STRATEGY MAY BE SLOWER THAN EXPECTED AND WE MAY BE UNABLE TO GENERATE A PROFIT.

Our plans include obtaining business from new parents and caregivers which may not occur. Our growth strategy is subject to significant risks which you should carefully consider before purchasing the shares we are offering.

Although we plan on offering our product, the product may be slow to achieve profitability, or may not become profitable at all, which will result in losses. There can be no assurance that we will succeed.

We may be unable to enter into its intended markets successfully. The factors that could affect our growth strategy include our success in (a) developing the new parents and caregivers product, (b) obtaining customers and the development of our intended website, (c) obtaining adequate financing on acceptable terms, and (d) adapting our internal controls and operating procedures to accommodate our future growth.

Our systems, procedures and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our technical, administrative and financial controls and reporting systems.

IF WE ARE UNABLE TO MANAGE OUR FUTURE GROWTH, OUR BUSINESS COULD BE HARMED AND WE MAY NOT BECOME PROFITABLE.

Significant growth may place a significant strain on management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company’s financial condition or the results of its operations.

Since inception on November 17, 2011 to December 31, 2012, we had $21,805 of accumulated losses, mostly related to start up costs and the Registration Statement. We have not generated any revenue from business operations. All proceeds currently held by us are the result of the sale of common stock to our officers and directors.

OUR PRODUCT MAY NOT BE ABLE TO DISTINGUISH ITSELF IN THE MARKET AND WE MAY BE UNABLE TO ATTRACT ENOUGH CUSTOMERS TO OPERATE PROFITABLY; WITHOUT A PROFIT WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our product will target the new parents and caregivers market. If we are unable to demonstrate clearly the concept that makes our product distinguishable from others in the marketplace to potential customers, they may not purchase the product. If the public doesn’t acknowledge the singularity and innovation of our product, we may be unable to attract enough customers to support the business and subsequently have to discontinue operations.

OUR MANAGEMENT TEAM CONSISTS OF TWO PERSONS AND MAY NOT BE SUFFICIENT TO SUCCESSFULLY OPERATE OUR BUSINESS.

We have not assembled our management team as a result of our relatively limited activities to date. In addition, we have only two management members which may be insufficient to run our operation. As a result, we may be unable to effectively develop and manage our business and we may fail.

COMPETITORS MAY ENTER THIS SECTOR WITH SUPERIOR PRODUCTS, INFRINGING OUR CUSTOMER BASE, AND AFFECTING OUR BUSINESS ADVERSELY.

We have identified a market opportunity for our product. Competitors may enter this sector with superior services, conditions or benefits. This would infringe on our customer base, having an adverse affect upon our business and the results of our operations.

SINCE OUR OFFICERS AND DIRECTORS CURRENTLY OWN 100% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT THEIR DECISIONS ARE CONTRARY TO INVESTORS INTERESTS. YOU SHOULD NOT PURCHASE SHARES UNLESS YOU ARE WILLING TO ENTRUST ALL ASPECTS OF MANAGEMENT TO OUR OFFICERS AND DIRECTORS, OR THEIR SUCCESSORS.

Our Chief Executive Officer and Director Peretz Yehuda Aisenstark owns 1,100,000 shares of common stock our Secretary and Director Yair Shofel owns 400,000 shares of common stock representing 100% of our outstanding stock. Together they will continue to own 1,500,000 shares of our common stock after this offering is completed representing approximately 56% of our outstanding shares, assuming all securities are sold. As a result, they will have control of us even if the full offering is subscribed for and they will be able to choose all of our directors. Our officers and directors interests may differ from the ones of other stockholders. Factors that could cause their interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and her ability to continue to manage the business given the amount of time they are able to devote to us.

All decisions regarding the management of our affairs will be made exclusively by our officers and directors. Purchasers of the offered shares may not participate in our management and, therefore, are dependent upon their management abilities. There is no assurance that our officers and directors will not abuse their discretion in executing our business affairs or breach their fiduciary obligations. Such discretionary powers include, but are not limited to, decisions regarding all aspects of business operations, corporate transactions and financing. Our officers and directors also have the ability to accomplish or ratify actions at the shareholder level which would otherwise implicate their fiduciary duties if done as one of the members of our board of directors.

Accordingly, no person should purchase the offered shares unless willing to entrust all aspects of management to the company’s officers and directors, or their successors. Potential purchasers of the offered shares must carefully evaluate the personal experience and business performance of our management.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their report dated February 19,  2013, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officer may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. Due to the fact that there is no minimum investment and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to develop its business strategies. As such we may have to cease operations and you could lose your entire investment. See the Auditors Report accompanying our Audited Financial Statements. Because we have been issued an opinion by our auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

BECAUSE OUR OFFICERS AND DIRECTORS ARE LOCATED IN NON-U.S. JURISDICTIONS, YOU MAY HAVE LIMITED EFFECTE RECOURSE AGAINST MANMAGEMENT FOR MISCONDUCT AND MAY NOT BE ABLE TO ENFORCE JUDGMENT AND/OR CIVIL LIAVILITIES AFINST OUR OFFICERS AND DIRECTORS, EXPERTS AND AGENTS.

Since our key Officers and Directors, Mr. Aisenstark and Mr. Shofel reside in Israel, any attempt to enforce liabilities upon such individual under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
•	the judgment may no longer be appealed;
•
the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and;

•	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;
•	there is a finding of lack of due process;
•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
•	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
•	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

In general, an obligation imposed by the judgment of a United States court is enforceable according to the rules relating to the enforceability of judgments in Israel, and a United States court is considered competent to render judgments according to the laws of private international law in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Since our key Officers and Directors do not reside in the United States it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and, as a result, it may be difficult or impossible for you to enforce judgments rendered against us or the Officers or Directors in United States courts. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you have a cause of action against these persons or us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or us.

THE ENACTMENT OF THE SARBANES-OXLEY ACT MAY MAKE IT MORE DIFFICULT FOR US TO RETAIN OR ATTRACT OFFICERS AND DIRECTORS, WHICH COULD INCREASE OUR OPERATING COSTS OR PREVENT US FROM BECOMING PROFITABLE.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was enacted in response to public concern regarding corporate accountability in the wake of a number of accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosure pursuant to applicable securities laws. The Sarbanes-Oxley Act applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”).

Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act. Since the enactment of the Sarbanes-Oxley Act has resulted in the imposition of a series of rules and regulations by the SEC that increase the responsibilities and liabilities of directors and executive officer, the perceived increased personal risk associated with these changes may deter qualified individuals from accepting such roles. Consequently, it may be more difficult for us to attract and retain qualified persons to serve as our directors or executive officer, and we may need to incur additional operating costs. This could prevent us from becoming profitable.

SINCE WE ANTICIPATE OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUE, WE MAY NEVER ACHIEVE PROFITABILITY.

We anticipate an increase in our operating expenses, without realizing any revenues from the sale of its service. Within the next 24 months, we will have costs related to (i) creating a new parents product, (ii) manufacturing the product, (iii) initiation of our marketing campaign, (iv) administrative expenses, and (v) the expenses of this offering.

There is no history upon which to base any assumption as to the likelihood that we will prove successful. We cannot provide investors with any assurance that our service will attract customers; generate any operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

IF WE CANNOT SECURE ADDITIONAL CAPITAL, OR IF AVAILABLE CAPITAL IS TOO EXPENSIVE, OUR BUSINESS WILL FAIL.

Developing and executing our business plan will require a significant capital investment. Debt or equity financing may not be available to us, or, if available, may be too expensive. Fully executing our business plan will require initial investment of approximately $180,000 and we anticipate 7-24 months of operational losses at approximately $7,500 per month.

We require $180,000 to implement the business and marketing plan. This amount includes the $20,000 required for offering expense. We will require funding of approximately $180,000 to fully execute our business plan and bring our product to the marketplace. As of March 1, 2013, we had cash on hand of $1,219.

No assurance can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and its financial conditions.

If we are not successful in earning revenue once we have started our sales activity, we may require additional financing to sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing would be subject to a number of factors, including our sales results. These factors may have an affect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

BECAUSE WE HAVE 150,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHARE HOLDERS’ EQUITY.

We have 150,000,000 authorized shares, of which only 1,500,000 are currently issued and outstanding. Our management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of our current shareholders. Additionally, large share issuances would generally have a negative impact on our share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

Risk Factors Related to the JOBS Act

WE ARE AN ‘EMERGING GROWTH COMPANY” AND WE INTENED TO TAKE ADVANTAGE OF REDUCED DISCLOSURE AND GOVERNANCE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES, WHICH COULD RESULT IN OUR STOCK BEING LESS ATTRACTIVE TO INVESTORS.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

THE COMPANY’S ELECTION TO TAKE ADVANTAGE OF THE JOBS ACT’S EXTENDED ACCOUNTING TRANSITION PERIOD MAY NOT MAKE ITS FINANCIAL STATEMENTS EASILY COMPARABLE TO OTHER COMPANIES

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to take advantage of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected take advantage of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used .

THE JOBS ACT WILL ALSO ALLOW THE COMPANY TO POSTPONE THE DATE BY WHICH IT MUST COMPLY WITH CERTAIN LAWS AND REGULATIONS INTENDED TO PROTECT INVESTORS AND REDUCE THE AMOUNT OF INFORMATION PROVIDED IN REPORTS FILED WITH THE SEC

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

— be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting.
— be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;
— be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and
— be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements

The Company currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”.

AS LONG AS THE COMPANY QUALIFIES AS AN EMERGING GROWTH COMPANY, THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM WILL NOT BE REQUIRED TO ATTEST TO THE EFFECTIVENESS OF THE COMPANY’S INTERNAL CONTROL OVER FINANCIAL REPORTING.

Because the Company has elected to take advantage of the extended time periods for compliance with new or revised accounting standards provided for under Section 102(b) of the JOBS Act, among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

THE KEY PRODCUT(S) OF THE COMPANY WILL ALL BE PRODUCTS MANUFACTURED BY A CONTRACT MANUFACTURER FOR US. IT IS POSSIBLE THAT OUR COMPETITORS WILL HAVE ACCESS TO THOSE PRODUCTS AND THERE IS CURRENTLY NO AGREEMENT BETWEEN THE COMPANY AND ANY CONTRACT MANUFACTURER.

The key products that the Company intends to sell – baby products that the company develops will all be manufactured by third party contract manufacturers. Any current or future competitor will also have access to those products. The Company does not have any agreements (exclusive or otherwise) with any third party manufacturer. A manufacturer could decide not to sell to the Company or a larger competitor could enter the proposed market and harm the Company’s ability to earn a profit. If that happens, investors could lose all their investment.

THE INTRODUCTION OF NEW PRODUCTS OR SERVICES BY EXISTING OR NEWLY CREATED BABY PRODUCT COMPANIES, COULD HAVE AN EFFECT ON OUR SUSTAINABILITY.

We are unable to control the timing of announcements or introductions of new or enhanced products by other baby product companies. For example, many of our current baby product companies have long operating histories and have significantly greater financial, technical, marketing and other resources than we do – as we have not yet manufactured our product. Other baby product companies may develop products that are superior to ours or, because of brand acceptance, may be more rapidly embraced by consumers. Future competition could lead the loss of revenues and could ultimately lead to the end of operations and the loss of your investment.

ANY INTELLECTUAL PROPERTY RIGHTS WE DEVELOP WILL BE VALUABLE AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

Any trademarks, trade secrets, copyrights, design patents and other intellectual property rights that we develop will be important assets to us. There can be no assurance that after fully developing the product that we will be able to obtain patent protection and that the protections provided by these intellectual property rights will be adequate to prevent our competitors from misappropriating our technology or designs or that our competitors will not independently develop products that are substantially equivalent or superior to ours. There are events that are outside our control that could pose a threat to our intellectual property rights. Additionally, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS IN THE FUTURE, WHICH MAY BE COSTLY TO DEFEND, COULD REQUIRE THE PAYMENT OF DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

Companies in the baby products business own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims increases. Our products may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products to others and may require that we procure substitute products for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using products or technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing products, which could require significant effort and expense. If we cannot license or develop products which do not infringe on third party intellectual property rights, we may be forced to limit our product offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

ITEM 2.            PROPERTIES

Our Principal Executive Offices

We do not own any real property. As our office space needs are limited at the current time, we are currently operating out of our directors’ and officers’ homes. This space usage is donated free of charge by our directors and officers.

ITEM 3.            LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Market for our common stock

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

Record Holders

As of March 1, 2013, we had outstanding 1,500,000 shares of common stock, which were held by 2 affiliated stockholders of records.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.  Our current policy is to retain any earnings in order to finance our operations.  Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2012, except as included in our Registration Statement that went effective on January 31, 2013, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.            SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development-stage company, incorporated in the State of Delaware on November 17, 2011, as a for-profit company, and an established fiscal year of December 31. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concerned opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills.

Accordingly, we must raise cash from other sources other than loans we undertake.

From inception through December 31, 2012, our business operations have primarily been focused on developing our business plan, researching the market and industry players and creating our proto-type. We have spent a total of approximately $22,000 on start-up and general,  administrative expenses and expenses related to registration. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers.

If we sell 100% of the shares is offering, we will satisfy our cash requirements only for 24 months – by which time we anticipate generating sufficient revenue from sales to maintain the company and grow. If we are unable to raise generate sufficient funds from sales, we will have enough capital to cover the costs of this offering and remain in good standing with the State of Delaware and maintain our status as a reporting issuer with the SEC for the next twelve months. The costs of this offering include the preparation of this prospectus, the filing of this registration statement and transfer agent fees and developing the business plan. As at March 1,  2013 we had $1219. We will utilize our cash on hand as well as any and all proceeds from this offering to implement our business plan.

Plan of Operations

We anticipate that the $180,000 we intend to raise in this offering will be sufficient to complete the investigation and analysis of what manufacturing costs are necessary to commence sales of our intended product (we do not intend to manufacture the product ourselves). We currently do not have patent protection nor a fully developed product. We have a proto-type which has been used effectively and is the basis for the venture. Once we have raised sufficient funds pursuant to this registration, we intend to retain a patent lawyer or patent agent to commence a patent filing for our product. We intend to have a patent application filed prior to initiating commercial sales of the product. Efforts will be proportional to funds raised to achieve these results. If we raise less than 30% of the offering we will be unable to take the minimum steps necessary and it is doubtful that the venture will succeed, though we will utilize all funds raised.. Raising less than the $180,000 will decrease funds for the investigation and analysis as to the product and patent protection. The first money raised, of course, will be set aside and used for meeting our reporting requirements to the Securities Exchange Commission and the State of Delaware. We will use cash on hand as required.

Though our directors have created a prototype of the product themselves, in order to go into factory production exact specifications will be required. Mass production requirements such as e CAD design is necessary and the Company expects to hire external consultants for this work as our directors do not have these skills. We expect to do that after we have secured the funds to do so.

Our business plan and allocation of proceeds will vary to accommodate the amount of proceeds raised by the sale of securities hereunder and through other financing efforts. The Use of Proceeds table shows an increase in funds allocated to each category of expenses under our business plan somewhat in proportion to the percentage of shares sold (whether 30%, 50%, 75% or 100%), though as indicated,, we believe that we will need to raised at least 50% of the offering in order to have a realistic chance of success. Initially, we intend to interview patent and manufacturing firms to assist in protecting our idea and developing the product, but would not engage these service providers unless and until sufficient funds were raised. We intend to interview marketing and advertising agencies to assist in developing the marketing and advertising/promotional plans, but again would not engage these service providers unless and until sufficient funds were raised and then the terms of the engagement would be dependent upon amount of capital available. Initially, our officers and directors will continue to provide their home, computer and office equipment at no cost, but as computer hardware and software needs increase (and funds are available), new equipment to meet the back office requirements will be acquired. However, we estimate that we will require $180,000 that we are seeking to raise through this offering in order to commercialize our product and commence sales. Nevertheless, if our potential to raise capital appears exhausted, our management may decide to modify our business plan on a reduced scale and quality. A decision by management to implement our business plan on a reduced scale and quality may occur at any juncture during the early stages of our business development, whether we have raised 30%, 50%, 75% or 100% of the proceeds that we will be seeking to raise through this offering. The less we raise, the less likely the chances are for success.

During the 24 months following the completion of this offering, we intend to implement our business and marketing plan. We believe we must raise a total of $180,000 (that we are seeking to raise through this offering) to pay for expenses associated with our development and sales growth over the next 24 months in order to become self-sustaining.
As of January 31, 2013, we had cash on hand of $1,757.

During the next 12 months, we intend to establish our new parents and caregivers product. The product intends to be developed to provide a easily stored apparatus to assist parents and caregivers when their children are unable to rest. The Company anticipates utilizing consultants to improve on the design of the product.

We intend to raise a total of $180,000 to finance the further development, manufacture and marketing of the product. If we are not successful in raising the full $180,000 sought pursuant to this registration, there can be no assurance that such financing will be available later, or if available, on what terms such financing will consist. If we are successful in manufacturing and marketing our product, we believe that we will be able to derive revenue from the sale of our intended product to our prospective customers.

We believe that there is a strong need for a Babyrocker product for new parents and caregivers that create a way to lower anxiety related with newborns who have difficulty sleeping. We anticipate that parents may find a built-in support system where sharing thoughts and concerns with other parents alleviating stress and isolation. We anticipate that our intended members will be loyal, come back to monitor other success with our product, refer others and provide feedback and testimonial about how the Babyrocker helps young families.

We anticipate that our product revenue stream will come from multiple sources:

•	Sales of the product and any add-ons
•	Licensing
•	Strategic Partnerships

We intend to sell our product to industries that have a relevant message or existing practice for reaching young families. These include children’s retail, pediatricians, hospital networks, early learning and development companies, and baby products.

The Company believes the Babyrocker is an added value product for newborn parents. The baby product market is a very competitive market, therefore the Company understands that in order to achieve the best market share in the shortest amount of time, it will need to pursue licensing or strategic partnerships. Licensing can be achieved by having a brand name manufacturer license the Babyrocker product to be used under their brand name. On the other hand, Babyrocker can license a brand name for the purpose of selling its Babyrocker under the brand name or the babyrocker can be white labelled for any significant retail marketer. Strategic partnerships for either investment/distribution will be pursued by the company. These business plans for licensing and strategic partnership will be the responsible of the officers and directors.

At present, we have no licensing or strategic partnership agreements and there is no guarantee that will be able to enter into a licensing or strategic partnership agreement.

Since inception, we have accumulated losses of approximately $21,805.

We believe that it will cost approximately $180,000 to commercialize and initiate sales of our product. These costs will include, patent applications, the manufacturing and marketing of the product and a good web site. We also expect to obtain liability insurance once we begin the operation of our business. This will be part of the money allocated to working capital. There can be no assurance that we will be able to secure financing. If we do not secure the required financing, we will not be able to develop the product and if we do develop the product there is no guarantee we will obtain patent protection.

Over the next 24 months we expect to expand to expend approximately $180,000 on our operations (See page 10 risk factor). Our use of proceeds is set forth in the table on page 20. Until we execute our business plan and begin to generate revenue through sales, licensing or a strategic partnership we will have no source of revenue. We intend to pursue capital through this public channel in order to finance our businesses activities.

We have not yet begun production of our anticipated product and there can be no assurance that our product will be accepted by the marketplace and that we will be able to generate revenues. Our management does not plan to hire any employees at this time. Our officers and directors will be responsible for business plan development.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $21,805 on our operations as of December 31, 2012 on general and administrative expenses and our Registration Statement.  Our only other activity consisted of the sale of 1,500,000 shares of our common stock to our directors and officers for aggregate proceeds of $19,500.

We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See “Risk Factors”). To become profitable and competitive, we must develop the business plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our time has been spent refining its business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

For the year ended December 31, 2012

Revenue	$—
Operating Expenses	$(21,805)
Net Loss -	$(21,805)
Net Loss per Share - Basic and Diluted	-
Weighted Average Number Shares Outstanding - Basic and Diluted	1,500,000

Liquidity and Capital Resources

As of the date of this prospectus, we had yet to generate any revenues from our business operations. For the period of inception through (November 17, 2011) through the period ended December 31, 2012 we issued 1,500,000 shares of common stock to our officers and directors for cash proceeds of $19,500.

Our current cash on hand as of March 1, 2013 is $1,219.  Accordingly, we anticipate that our current cash on hand is not sufficient to meet the new obligations associated with being a company that is fully reporting with the SEC. However, to the extent that we do not expend the entire cash on hand on this offering, the remaining cash will be allocated to cover these new reporting company obligations, and our “Use of Proceeds” would be adjusted accordingly. Nonetheless, based on our disclosure above under “Use of Proceeds,” which is based on utilizing the entire cash on hand for this offering, we anticipate that any level of capital raised above 30% will allow us minimal operations for a twelve month period while meeting our State and SEC required compliance obligations.

We anticipate needing $90,000 to operate for the twelve months from the date of this prospectus and needing $180,000 in order to effectively execute our business plan over the next twenty four months. Beyond the next twenty four months, our business expansion may require additional capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt and/or capital structure.

Through December 31, 2012, we spent $21,805 on general operating expenses. We raised the cash amounts to be used in these activities from the sale of common stock to our officers and directors.

To date, the Company has managed to keep our monthly cash flow requirement low for two reasons. First, our officers do not draw a salary at this time. Second, the Company has been able to keep our operating expenses to a minimum by operating in space owned by our officers.

As of the date of this registration statement, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

The Company currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

The directors and officers have made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If the Company is unable to raise the funds partially through this offering the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. Even if we sell all shares offered through this registration statement, we expect that the Company will seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 1 of our financial statements.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of two individuals who are also our only officers. Our officers make decisions on all significant corporate matters such as the approval of terms of the compensation of our officers and the oversight of the accounting functions.

The Company has not yet adopted a Corporate Code of Conduct nor any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, the Company is not required to do so. The Company has not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, the Company may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officer and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Election under JOBS Act of 2012

The Company has chosen to opt-in and make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act of 2012.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”.

Critical Accounting Policies not related to JOBS ACT

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for the year ended December 31, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development Expenses: Expenditures for research and development will be expensed as incurred.

Earnings (Loss) Per Share: Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DUANE STREET CORP.
(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS
As of DECEMBER 31, 2012 and 2011 and for the
period from NOVEMBER 17, 2011 (Inception) to
DECEMBER 31, 2012

DUANE STREET CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

CONTENTS:	PAGE

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2012 and 2011	F-3

Statement of Operations for the year ended December 31, 2012 and for the two months ended December 31, 2011 and for the period of inception (November 17, 2011) through December 31, 2012	F-4

Statement of Stockholders’ Equity for the period from inception (November 17, 2011) through December 31, 2012	F-5

Statement of Cash Flows for the year ended December 31, 2012, and for the two month period ended December 31, 2011 and from inception (November 17, 2011) through December 31, 2012	F-6

Notes to the Financial Statements	F-7-F-10

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Duane Street Corp. (A Development Stage Company)

We have audited the accompanying balance sheets of Duane Street Corp. (a development stage company) (“the Company”) as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ deficit and cash flows for the periods then ended and for the cumulative period of inception (November 17, 2011) through December 31, 2012 appearing on pages 3 to 10. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and cash flows for the period from November 17, 2011 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage, and has not established any source of revenue to cover its operating costs and has negative working capital. As of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)
www.dwcpa.co.il
Jerusalem, Israel. Tel-Aviv, Israel, Los Angeles, California
February 19, 2013

DUANE STREET CORP.
(A Development Stage Company)

BALANCE SHEET
as of December 31

	2012	2011
	$	$
ASSETS

Current assets:
Accounts receivable	-	19,500
Cash and cash equivalents	3,688	-

TOTAL ASSETS	3,688	19,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities :
Accounts payable and accrued expenses	5,493	-
Loan from related party	500	-

Total Liabilities	5,993	-

STOCKHOLDERS' DEFICIT

Common stock $0.0001 par value, 150,000,000 shares authorised; 1,500,000 shares issued and outstanding	150	150
Additional paid-in capital	19,350	19,350
Accumulated deficit during development stage	(21,805)	-

Total Stockholders' Deficit	(2,305)	19,500

TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT	3,688	19,500

The accompanying notes to financial statements are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			From
			November 17,
	For the year	For the period	2011
	ended	ended	(inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
	$	$	$
Revenue :	-	-	-

Operating expenses :
General and administrative:-
Filing fees	(6,538)	-	(6,538)
Franchise tax expense	(400)	-	(400)
Other costs	(213)	-	(213)
Professional fees	(14,654)	-	(14,654)

Total operating expenses	(21,805)	-	(21,805)

Net loss	(21,805)	-	(21,805)

Loss per share - basic and diluted:

Loss per share of common stock	-	-

Weighted average number of common shares outstanding	1,500,000	886,364

The accompanying notes to financial statements are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of NOVEMBER 17, 2011 (INCEPTION) to DECEMBER 31, 2012

				Accumulated
				Deficit
				During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit
		$	$	$	$
Inception (November 17, 2011)	-	-	-	-	-

Common stock issued for cash at $0.013 per share	1,500,000	150	19,350	-	19,500

Loss for the period	-	-	-	-	-

Balance at December 31, 2011	1,500,000	150	19,350	-	19,500

Loss for the year	-	-	-	(21,805)	(21,805)

Balance at December 31, 2012	1,500,000	150	19,350	(21,805)	(2,305)

The accompanying notes to financial statements are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			November 17,
	For the year	For the	2011
	ended	period ended	(inception) to
	December 31	December 31	December 31
	2012	2011	2012
	$	$	$
Cash Flows from Operating Activities
Net loss	(21,805)	-	(21,805)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	5,493	-	5,493
Accounts receivable	19,500	(19,500)	-
Net cash used in operating activities	3,188	(19,500)	(16,312)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	19,500	19,500
Proceeds from related party loan	500	-	500
Net cash provided by financing activities	500	19,500	20,000

Movement in cash and cash equivalents	3,688	-	3,688

Cash and cash equivalents at the beginning of the period	-	-	-

Cash and cash equivalents at the end of the period	3,688	-	3,688

The accompanying notes to financial statements are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation.

Duane Street Corp. is a Delaware corporation (the “Corporation”), incorporated under the laws of the State of Delaware on November 17, 2011. The Corporation is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and Reporting by Development Stage Enterprises”. The business plan of the Corporation is; the manufacturing and marketing of baby products.

1.1. Basis Of Preparation.
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

1.2. Fiscal Year End.
The Company has adopted a fiscal year end of December 31.

1.3. Going concern.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established source of revenue and negative working capital. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

The Company plans to improve its financial condition through a public offering as described in Note 6. However, there is no assurance that the Company will be successful in accomplishing this objective. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

1.4. Use of Estimates.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Summary of Significant Accounting Policies.

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

2.1. Cash and cash equivalents.
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

DUANE STREET CORP.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (continued…)

2.2. Property, plant and equipment
The Company does not own any property, plant and equipment.

2.3. Earnings per share.
The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares. As of December 31, 2012, the Company had no potentially dilutive shares.

2.4. Income taxes.
Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

2.5. Recent accounting pronouncements
In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

DUANE STREET CORP.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (continued…)

3.	Related Party Transactions

Details of transactions between the Company and related parties are disclosed below.

The following entities have been identified as related parties :

Peretz Aisenstark	Director and greater than 10% stockholder
Yair Shofel	Director and greater than 10% stockholder

	December 31	December 31
	2012	2011
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	(500)	-

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

4.	Stockholders’ Deficit

Common Stock
On December 5, 2011, the Corporation issued 1,500,000 shares of common stock to the directors and officers of the Corporation at a price of $0.013 per share, for $19,500. The proceeds from the sale of shares were deposited in full, into the Company’s bank account on August 13, 2012.

DUANE STREET CORP.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (continued…)

5.	Income Taxes

The (benefit)/provision for income taxes for the periods ended December 31, 2012 and 2011 was as follows (assuming a 15% effective tax rate):
	December 31	December 31
	2012	2011
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	3,271	-
Change in valuation allowance	(3,271)	-
Total deferred tax provision	-	-

The Corporation had deferred income tax assets as of December 31, 2012 as follows:

Loss carry forwards	3,271	-
Less - Valuation allowance	(3,271)	-
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $21,805 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Corporation did not identify any material uncertain tax positions. The Corporation did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

6.	Subsequent Events

The Company has commenced capital formation activities by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,200,000 shares of newly issued common stock at an offering price of $0.15 per share for proceeds of up to $180,000.

The Company has evaluated subsequent events from the balance sheet date through the date of the financial were available to be issued and has determined that there were no additional events or transactions other than those noted herein.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Peretz Yehudah Aisenstark	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	31	December 1, 2011

Yair Shofel	Secretary and Director	31	December 1, 2011

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Peretz Yehudah Aisenstark, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

Since 2009, Mr. Aizenstark is the owner and publisher of J. Life magazine a monthly publication focusing on interesting stories on the people that live in the city of Jerusalem and surrounding neighborhoods.. Mr Aisenstark is responsible for all aspects of running the publication, including financial and management. He is editor in chief. Mr. Aizenstark has a history in publishing, in 2004-2009 he was a partner in the in the Yafe Nof book publishing company. . His responsibilities included legal, editorial, overseeing print, and distribution of the materials throughout the world , The publications were sold to distributors/stores in the EU, US, and Australia.

Yair Shofel, Secretary and Director

Since 2007 Mr. Shofel was the financial administrator at Hadar Tzion a non for profit institution. Responsibilities include financial oversight of the organization : managing of bank accounts, payroll, vendor payments and financial management and future planning. From 2005-2009 he was governmental, Parlimentary Assistant to Member of Knesset (MK) Avraham Ravitz where his responsibilities included liaison with the general public, briefing MK Ravitz on new governmental legislation as well as speech writing for the MK. Between 2003 and 2005 Mr. Shofel was assistant to MK Ravitz when he was the Speaker of the Knesset. Mr. Shofel is currently in his fourth year of law school at the Ono College.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Aisenstark is uniquely suited to fulfill both positions of responsibility because he is the member of our Board who possesses management and experience.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11.          EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2012. From inception through December 31, 2012, we have not paid any compensation to our officers.

As of December 31, 2012, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2012, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of  March 1, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current Directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the disposition of the shares. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 1,500,000 shares of our common stock issued and outstanding as of  March 1, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Mr. Peretz Yehudah Aisenstark	1,100,000	73%

Common Stock	Mr. Yair Shofel	400,000	27%

All officers as a Group			100%
________________
(¹)	Based on 1,500,000 shares of our common stock outstanding.
(²)	The address for the beneficial owners is 616 Corporate Way, Suite 2-4059, Valley Cottage, NY 10989.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On December 5, 2011, the Company issued 1,500,000 shares of common stock to the directors and officers of the Corporation at a price of $0.013 per share, for $19,500.

Our officers and Directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

December 31, 2012(1)
Audit Fees	6,000
Audit Related Fees	-
Tax Fees	-
All Other Fees	5,000

Notes:
(1)  For the year ended December 31, 2012, principal accountants of the Company were Dov Weinstein & Co C.P.A. (Isr).

Since incorporation and as of the fiscal year ended December 31, 2012, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services, and other services.  Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits.  See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Peretz Yehudah Aisenstark

32*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Peretz Yehudah Aisenstark

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
*    Filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUANE STREET CORP. (Registrant)

By:	/s/ Peretz Yehudah Aisenstark
Name Peretz Yehudah Aisenstark
Title: President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), and Director

Dated: March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Peretz Yehudah Aisenstark	/s/ Yair Shofel
	Name: Peretz Yehudah Aisenstark	Yair Shofel
	Title: President, Chief Executive and Treasurer (Principal Executive and Financial Officer), and Director	Title: Secretary and Director

Dated: March 7, 2013