Form 10-Q
period 2013-03-31
Duane Street Corp.
filed 2013-05-06
CIK 1556226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-183760

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 31, 2013, there were 1,500,000 shares of the Registrant's common stock issued and outstanding.

DUANE STREET CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the three month period ended MARCH 31, 2013

CONTENTS:

Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	F-2

Statements of Operations for the three months ended March 31, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to March 31, 2013 (unaudited)	F-3

Statements of Stockholder's Deficit for the period from November 17, 2011 (date of inception) to March 31, 2013 (unaudited)	F-4

Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to March 31, 2013 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

DUANE STREET CORP.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	March 31, 2013 (unaudited)	December 31, 2012
	$	$
Current Assets:
Cash and cash equivalents	1,204	3,688

TOTAL ASSETS	1,204	3,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable and accrued expenses	9,845	5,493
Loan from related party	500	500

Total Liabilities	10,345	5,993

Stockholders’ Deficit
Common stock, $0.0001 par value; 150,000,000 shares authorized; 1,500,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	150	150
Additional paid-in capital	19,350	19,350
Deficit accumulated during development stage	(28,641)	(21,805)

Total Stockholders’ Deficit	(9,141)	(2,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,204	3,688

The accompanying notes are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Cumulative from November 17, 2011 (Inception) to March 31,
	2013	2012	2013
	$	$	$

Revenue	-	-	-

Operating expenses:
General and administrative:-
Filing fees	2,178	-	8,716
Franchise expenses	-	400	400
Professional fees	4,604	-	4,817
Other costs	54	-	14,708
		-
Total operating expenses	(6,836)	(400)	(28,641)

Net loss	(6,836)	(400)	(28,641)

Loss per share - basic and diluted:
Loss per share attributable to common stockholders	-	-
Weighted average number of common shares outstanding	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of NOVEMBER 17, 2011 (INCEPTION) to MARCH 31, 2013
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
		$	$	$	$

Inception (November 17, 2011)	-	-	-	-	-

Common stock issued for cash at $0.013 per share	1,500,000	150	19,350	-	19,500

Profit for the period	-	-	-	-	-

Balance at December 31, 2011	1,500,000	150	19,350	-	19,500

Loss for the year	-	-	-	(21,805)	(21,805)

Balance at December 31, 2012	1,500,000	150	19,350	(21,805)	(2,305)

Loss for the period	-	-	-	(6,836)	(6,836)

Balance at March 31, 2013	1,500,000	150	19,350	(28,641)	(9,141)

The accompanying notes are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative from November 17, 2011 (Inception) to March 31,
	2013	2012	2013
	$	$	$
Cash Flows from Operating Activities
Net loss	(6,836)	(400)	(28,641)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	4,352	-	9,845

Net cash used in operating activities	(2,484)	(400)	(18,796)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	19,500
Proceeds from related party loan	-	400	500
Net cash provided by financing activities	-	400	20,000

(Decrease)/Increase in cash and cash equivalents	(2,484)	-	1,204

Cash and cash equivalents at beginning of the period	3,688	-	-

Cash and cash equivalents at end of the period	1,204	-	1,204

The accompanying notes are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Duane Street Corp. is a Delaware corporation (the “Corporation”), incorporated under the laws of the State of Delaware on November 17, 2011. The Corporation is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and Reporting by Development Stage Enterprises”, the Company is devoting substantially all of its efforts to development of business plans. The business plan of the Corporation is; the manufacturing and marketing of baby products.

Basis of Presentation
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End
The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements
The interim financial statements of the Company as of March 31, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the periods ended March 31, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2013, the Company has a loss from operations of $6,836 an accumulated deficit of $28,641 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Property, plant and equipment
The Company does not own any property, plant and equipment.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2013, the Company had no potentially dilutive shares.

Income taxes
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

NOTE 3 – STOCKHOLDER’S DEFICIT

Common Stock
On December 5, 2011, the Corporation issued 1,500,000 shares of common stock to the directors and officers of the Corporation at a price of $0.013 per share, for $19,500. The proceeds from the sale of shares were deposited in full, into the Company’s bank account on August 13, 2012.

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended March 31, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	2013	2012
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	1,025	60
Change in valuation allowance	(1,025)	(60)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of March 31, 2013 and December 31, 2012 as follows:

	2013	2012
	$	$

Loss carry forwards	4,296	3,271
Less - Valuation allowance	(4,296)	(3,271)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2013, the Company had approximately $28,641 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 5 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Peretz Aisenstark	- Director and greater than 10% stockholder

Yair Shofel	- Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	March 31	December 31
	2013	2012
	$	$
Balance sheets:
Loan from related party	500	500

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 6 – RECENT ACCOUNTING STANDARDS UPDATES

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact to its financial statements.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

If we sell 100% of the shares is offering, we will satisfy our cash requirements only for 24 months – by which time we anticipate generating sufficient revenue from sales to maintain the company and grow. If we are unable to raise generate sufficient funds from sales, we will have enough capital to cover the costs of this offering and remain in good standing with the State of Delaware and maintain our status as a reporting issuer with the SEC for the next twelve months. The costs of this offering include the preparation of this prospectus, the filing of this registration statement and transfer agent fees and developing the business plan. As of December 31, 2012, 2012 we had $3,688 cash on hand and as at March 31, 2013 we had $1,204. We will utilize our cash on hand as well as any and all proceeds from this offering to implement our business plan.

Plan of Operations

We anticipate that the $180,000 we intend to raise in this offering will be sufficient to complete the investigation and analysis of what manufacturing costs are necessary to commence sales of our intended product (we do not intend to manufacture the product ourselves). We currently do not have patent protection nor a fully developed product. We have a proto-type which has been used effectively and is the basis for the venture. Once we have raised sufficient funds pursuant to this registration, we intend to retain a patent lawyer or patent agent to commence a patent filing for our product. We intend to have a patent application filed prior to initiating commercial sales of the product. Efforts will be proportional to funds raised to achieve these results. If we raise less than 30% of the offering we will be unable to take the minimum steps necessary and it is doubtful that the venture will succeed, though we will utilize all funds raised. Raising less than the $180,000 will decrease funds for the investigation and analysis as to the product and patent protection. The first money raised, of course, will be set aside and used for meeting our reporting requirements to the Securities Exchange Commission and the State of Delaware. We will use cash on hand as required.

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

As of March 31, 2013 we had cash on hand of $1,204.

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

Since inception, we have accumulated net losses of approximately $28,641.

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

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred losses of $28,641 on our operations as of March 31, 2013 on general and administrative expenses and our Registration Statement. Our only other activity consisted of the sale of 1,500,000 shares of our common stock to our directors and officers for aggregate proceeds of $19,500.

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

Liquidity and Capital Resources

As of the date of this 10Q, we had yet to generate any revenues from our business operations. For the period of inception through (November 17, 2011) through the period ended December 31, 2012 we issued 1,500,000 shares of common stock to our officers and directors for cash proceeds of $19,500.

Our current cash on hand as of March 1, 2013 is $1,204. Accordingly, we anticipate that our current cash on hand is not sufficient to meet the new obligations associated with being a company that is fully reporting with the SEC. However, to the extent that we do not expend the entire cash on hand on this offering, the remaining cash will be allocated to cover these new reporting company obligations, and our “Use of Proceeds” would be adjusted accordingly. Nonetheless, based on our disclosure above under “Use of Proceeds,” which is based on utilizing the entire cash on hand for this offering, we anticipate that any level of capital raised above 30% will allow us minimal operations for a twelve month period while meeting our State and SEC required compliance obligations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We do not currently use derivative financial instruments to manage risks related to changes in prices of commodities or interest rates.

Our management will monitor whether financial derivatives become available which could effectively hedge identified risks and management may in the future elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

Critical Accounting Policies

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Peretz Yehudah Aisenstark.

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Peretz Yehudah Aisenstark.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________
* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUANE STREET CORP.

Dated: May 6, 2013	By:	/s/ Peretz Yehudah Aisenstark
	Name:	Peretz Yehudah Aisenstark
	Title:	President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)