Form 10-Q
period 2013-06-30
Duane Street Corp.
filed 2013-07-24
CIK 1556226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of July 23, 2013, there were 1,500,000 shares of the Registrant's common stock issued and outstanding.

DUANE STREET CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the six month period ended JUNE 30, 2013

CONTENTS:

Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	F-2

Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to June 30, 2013 (unaudited)	F-3

Statements of Stockholder's Deficit for the period from November 17, 2011 (date of inception) to June 30, 2013 (unaudited)	F-4

Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to June 30, 2013 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

DUANE STREET CORP.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	June 30 2013	December 31 2012
	(unaudited)	$
	$
Current Assets:
Cash and cash equivalents	56	3,688

TOTAL ASSETS	56	3,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable and accrued expenses	11,014	5,493
Loan from related party	500	500

Total Liabilities	11,514	5,993

Stockholders’ Deficit
Common stock, $0.0001 par value; 150,000,000 shares authorized; 1,500,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	150	150
Additional paid-in capital	19,350	19,350
Deficit accumulated during development stage	(30,958)	(21,805)

Total Stockholders’ Deficit	(11,458)	(2,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	56	3,688

The accompanying notes are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from November 17, 2011 (Inception) to June 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:-
Filing fees	769	-	2,947	-	9,485
Franchise tax	-	-	-	400	400
Other costs	48	15	102	15	315
Professional fees
- Auditors fees	1,500	-	6,000	-	15,500
- Legal fees	-	-	-	-	5,000
- Setup fees	-	-	104	-	258

Total operating expenses	(2,317)	(15)	(9,153)	(415)	(30,958)

Net loss	(2,317)	(15)	(9,153)	(415)	(30,958)

Net loss per share - basic and diluted:

Net loss per share attributable to common stockholders	-	-	-	-

Weighted average number of common shares outstanding	1,500,000	1,500,000	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of NOVEMBER 17, 2011 (INCEPTION) to JUNE 30, 2013
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
		$	$	$	$

Inception (November 17, 2011)	-	-	-	-	-

Common stock issued for cash at $0.013 per share	1,500,000	150	19,350	-	19,500

Profit for the period	-	-	-	-	-

Balance at December 31, 2011	1,500,000	150	19,350	-	19,500

Loss for the year	-	-	-	(21,805)	(21,805)

Balance at December 31, 2012	1,500,000	150	19,350	(21,805)	(2,305)

Loss for the period	-	-	-	(9,153)	(9,153)

Balance at June 30, 2013	1,500,000	150	19,350	(30,958)	(11,458)

The accompanying notes are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,		Cumulative from November 17, 2011 (Inception) to June 30,
	2013	2012	2013
	$	$	$
Cash Flows from Operating Activities
Net loss	(9,153)	(400)	(30,958)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	5,521	-	11,014

Net cash used in operating activities	(3,632)	(400)	(19,944)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	19,500
Proceeds from related party loan	-	400	500
Net cash provided by financing activities	-	400	20,000

(Decrease)/Increase in cash and cash equivalents	(3,632)	-	56

Cash and cash equivalents at beginning of the period	3,688	-	-

Cash and cash equivalents at end of the period	56	-	56

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

Unaudited Interim Financial Statements
The interim financial statements of the Company as of June 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the periods ended June 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2013, the Company has a loss from operations of $9,153 an accumulated deficit of $30,958 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents
Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Property, plant and equipment
The Company does not own any property, plant and equipment.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2013, the Company had no potentially dilutive shares.

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

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended June 30, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	2013	2012
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	1,373	60
Change in valuation allowance	(1,373)	(60)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of June 30, 2013 and December 31, 2012 as follows:

	2013	2012
	$	$

Loss carry forwards	4,644	3,271
Less - Valuation allowance	(4,644)	(3,271)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2013, the Company had approximately $30,958 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 5 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  The objective of SFAS 157 (ASC 820) is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 (ASC 820) applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1:   Quoted prices in active markets for identical instruments;
- Level 2:   Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3:   Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of cash and cash equivalents at June 30, 2013 and December 31, 2012, were as follows:

	Fair Value at June 30, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	56	-	-	56
Total financial assets carried at fair value	56	-	-	56

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	3,688	-	-	3,688
Total financial assets carried at fair value	3,688	-	-	3,688

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Peretz Aisenstark	- Director and greater than 10% stockholder
Yair Shofel	- Director and greater than 10% stockholder

	June 30	December 31
	2013	2012
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	500	500

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 7 – RECENT ACCOUNTING STANDARDS UPDATES

There are no new accounting pronouncements expected to have any impact on the Company’s financial statements.

NOTE 8 – SUBSEQUENT EVENTS

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

From inception through December 31, 2012, our business operations have primarily been focused on developing our business plan, researching the market and industry players and creating our proto-type. We have spent a total of approximately $30,958 as general, administrative expenses and expenses related to registration. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers.

As of June 30, 2013 we had $36. We will utilize our cash on hand as well as any and all proceeds from this offering to implement our business plan.

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

As of June 30, 2013 we had cash on hand of $36.

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

Since inception, we have accumulated net losses of approximately $30,958.

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

Over the next 24 months we expect to expand to expend approximately $180,000 on our operations. Until we execute our business plan and begin to generate revenue through sales, licensing or a strategic partnership we will have no source of revenue. We intend to pursue capital through this public channel in order to finance our businesses activities.

We have not yet begun production of our anticipated product and there can be no assurance that our product will be accepted by the marketplace and that we will be able to generate revenues. Our management does not plan to hire any employees at this time. Our officers and directors will be responsible for business plan development.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred losses of $30,958 on our operations as of June 30, 2013 on general and administrative expenses and our Registration Statement. Our only other activity consisted of the sale of 1,500,000 shares of our common stock to our directors and officers for aggregate proceeds of $19,500.

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

Liquidity and Capital Resources

As of the date of this periodic report, we had yet to generate any revenues from our business operations. For the period of inception through (November 17, 2011) through the period ended December 31, 2012 we issued 1,500,000 shares of common stock to our officers and directors for cash proceeds of $19,500.

Our current cash on hand as of June 30, 2013 is $36. Accordingly, we anticipate that our current cash on hand is not sufficient to meet the new obligations associated with being a company that is fully reporting with the SEC. However, to the extent that we do not expend the entire cash on hand on this offering, the remaining cash will be allocated to cover these new reporting company obligations, and our “Use of Proceeds” would be adjusted accordingly. Nonetheless, based on our disclosure above under “Use of Proceeds,” which is based on utilizing the entire cash on hand for this offering, we anticipate that any level of capital raised above 30% will allow us minimal operations for a twelve month period while meeting our State and SEC required compliance obligations.

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

As of June 30, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DUANE STREET CORP.

Dated: July 24, 2013	By:	/s/ Peretz Yehudah Aisenstark
	Name:	Peretz Yehudah Aisenstark
	Title:	President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)