Form 10-K/A
period 2012-12-31
Duane Street Corp.
filed 2013-08-27
CIK 1556226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Amendment No. 1)

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

Large accelerated filer    ☐   Accelerated filer    ☐   Non-accelerated filer    ☐   Smaller reporting company    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

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

EXPLANATORY NOTE

This Form 10-K Amendment No. 1 is being filed to indicate that the Issuer has checked the box as a “shell” company and there have been no other changes to the Form 10-K from the document that was initially filed.

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

Dated: August 27, 2013

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

Dated: August 27, 2013