Form 10-Q/A
period 2013-03-31
Duane Street Corp.
filed 2013-08-27
CIK 1556226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q
(Amendment No. 1)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 31, 2013, there were 1,500,000 shares of the Registrant's common stock issued and outstanding.

EXPLANATORY NOTE

This Form 10-Q Amendment No. 1 is being filed to indicate that the Issuer has checked the box as a “shell” company and there have been no other changes to the Form 10-Q from the document that was initially filed.

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

DUANE STREET CORP.

Dated: August 27, 2013	By:	/s/ Peretz Yehudah Aisenstark
	Name:	Peretz Yehudah Aisenstark
	Title:	President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)