Form 10-Q
period 2013-09-30
Duane Street Corp.
filed 2013-10-29
CIK 1556226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 30, 2013, there were 1,756,000 shares of the Registrant's common stock issued and outstanding.

DUANE STREET CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the nine month period ended SEPTEMBER 30, 2013

CONTENTS:

Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	F-2

Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to September 30, 2013 (unaudited)	F-3

Statements of Stockholder's Equity for the period from November 17, 2011 (date of inception) to September 30, 2013 (unaudited)	F-4

Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the cumulative period from November 17, 2011 (date of inception) to September 30, 2013 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

DUANE STREET CORP.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2013 (unaudited) $	December 31, 2012 $

ASSETS
Current Assets:
Cash and cash equivalents	14,490	3,688
Prepaid expenses	1,500	-

TOTAL ASSETS	15,990	3,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	-	5,493
Loan from related party	500	500

Total Liabilities	500	5,993

Stockholders’ Equity
Common stock, $0.0001 par value; 150,000,000 shares authorized; 1,756,000 shares issued and outstanding at September 30, 2013 and 1,500,000 shares at December 31, 2012	176	150
Additional paid-in capital	57,724	19,350
Deficit accumulated during development stage	(42,410)	(21,805)

Total Stockholders’ Equity / (Deficit)	15,490	(2,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	15,990	3,688

The accompanying notes are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from November 17, 2011 (Inception) to September 30,
	2013 $	2012 $	2013 $	2012 $	2013 $

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:-
Filing fees	968	2,900	4,019	2,900	10,557
Franchise tax	-	-	-	400	400
Other costs	300	125	402	140	615
Professional fees
-Accounting fees	2,500	-	2,500	-	2,500
-Auditor’s fees	-	7,500	6,000	7,500	15,500
-Escrow fees	1,500	-	1,500	-	1,500
-Legal fees	6,184	5,000	6,184	5,000	11,184
-Setup fees	-	-	-	-	154

Total operating expenses	(11,452)	(15,525)	(20,605)	(15,940)	(42,410)

Net loss	(11,452)	(15,525)	(20,605)	(15,940)	(42,410)

Net loss per share - basic and diluted:

Net loss per share attributable to common stockholders	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding	1,636,348	1,500,000	1,545,949	1,500,000

The accompanying notes are an integral part of these financial statements.

 DUANE STREET CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of NOVEMBER 17, 2011 (INCEPTION) to SEPTEMBER 30, 2013
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Inception (November 17, 2011)	-	-	-	-	-

Common stock issued for cash at $0.013 per share for cash	1,500,000	150	19,350	-	19,500

Profit for the period	-	-	-	-	-

Balance at December 31, 2011	1,500,000	150	19,350	-	19,500

Loss for the year	-	-	-	(21,805)	(21,805)

Balance at December 31, 2012	1,500,000	150	19,350	(21,805)	(2,305)

Common stock issued for cash at $0.15 per share for cash	256,000	26	38,374	-	38,400

Loss for the period	-	-	-	(20,605)	(20,605)

Balance at September 30, 2013	1,756,000	176	57,724	(42,410)	15,490

The accompanying notes are an integral part of these financial statements.

DUANE STREET CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		Cumulative from November 17, 2011 (Inception) to September 30,
	2013 $	2012 $	2013 $

Cash Flows from Operating Activities

Net loss	(20,605)	(15,940)	(42,410)

Changes in operating assets and liabilities
Accounts receivable	-	19,500	-
Prepaid expenses	(1,500)	-	(1,500)
Accounts payable and accrued expenses	(5,493)	7,500	-
Net cash (used in) / provided by operating activities	(27,598)	11,060	(43,910)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	38,400	-	57,900
Proceeds from related party loan	-	500	500
Net cash provided by financing activities	38,400	500	58,400

Increase in cash and cash equivalents	10,802	11,560	14,490

Cash and cash equivalents at beginning of the period	3,688	-	-

Cash and cash equivalents at end of the period	14,490	11,560	14,490

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

Unaudited Interim Financial Statements
The interim financial statements of the Company as of September 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2013, and the results of its operations and its cash flows for the periods ended September 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2013, the Company has a loss from operations of $20,605 an accumulated deficit of $42,410 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

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

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2013, the Company had no potentially dilutive shares.

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

On August 13, 2013, the Corporation issued 256,000 shares of common stock to various shareholders at a price of $0.15 per share, for $38,400. The proceeds from the sale of shares, net of professional fees was deposited into the Company’s bank account on August 20, 2013.

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended September 30, 2013 and 2012 were as follows (assuming a 15% effective tax rate):
	2013	2012
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	3,091	2,391
Change in valuation allowance	(3,091)	(2,391)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of September 30, 2013 and December 31, 2012 as follows:
	2013	2012
	$	$

Loss carry forwards	6,362	3,271
Less - Valuation allowance	(6,362)	(3,271)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2013, the Company had approximately $42,410 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of cash and cash equivalents at September 30, 2013 and December 31, 2012, were as follows:

	Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	14,490	-	-	14,490
Total financial assets carried at fair value	14,490	-	-	14,490

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	3,688	-	-	3,688
Total financial assets carried at fair value	3,688	-	-	3,688

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Peretz Aisenstark	- Director and greater than 10% stockholder
Yair Shofel	- Director and greater than 10% stockholder

	September 30,	December 31,
	2013	2012
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	500	500

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

From inception through December 31, 2012, our business operations have primarily been focused on developing our business plan, researching the market and industry players and creating our proto-type. We have spent a total of approximately $21,805 as general, administrative expenses and expenses related to registration. We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our directors and officers.

As of September 30, 2013 we had $14,490 cash on hand. We will utilize our cash on hand as well as any and all proceeds from this offering to implement our business plan.

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

As of September 30, 2013 we had cash on hand of $14,490.

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

Since inception, we have accumulated net losses of approximately $42,410.

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

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred losses of $20,605 on our operations as of September 30, 2013 on general and administrative expenses and our Registration Statement.

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

Liquidity and Capital Resources

As of the date of this periodic report, we had yet to generate any revenues from our business operations. For the period of inception through (November 17, 2011) through the period ended September 30, 2013 we issued 1,756,000 shares of common stock to our officers and directors and various stockholders for cash proceeds of $57,900.

Our current cash on hand as of September 30, 2013 is $14,490. Accordingly, we anticipate that our current cash on hand is not sufficient to meet the new obligations associated with being a company that is fully reporting with the SEC. However, to the extent that we do not expend the entire cash on hand on this offering, the remaining cash will be allocated to cover these new reporting company obligations, and our “Use of Proceeds” would be adjusted accordingly. Nonetheless, based on our disclosure above under “Use of Proceeds,” which is based on utilizing the entire cash on hand for this offering, we anticipate that any level of capital raised above 30% will allow us minimal operations for a twelve month period while meeting our State and SEC required compliance obligations.

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

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 1 of our 2012 audited financial statements filed with the SEC.

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

As of September 30, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

DUANE STREET CORP.

Dated: October 29, 2013	By:	/s/ Peretz Yehudah Aisenstark
	Name:	Peretz Yehudah Aisenstark
	Title:	President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)