Form 10-K
period 2013-12-31
CUR MEDIA, INC.
filed 2014-03-31
CIK 1556226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________

Commission file number: 333-183760

CÜR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0375741
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2217 New London Turnpike South Glastonbury, CT	06073
(Address of principal executive offices)	(Zip Code)

(860) 430-1520
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☐

(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2013, there were 24,755,859 shares of the registrant's common stock, par value $0.0001 per share, issued and outstanding. Of these, no shares were held by non-affiliates of the registrant. Therefore, the market value of securities held by non-affiliates on June 30, 2013 was $0.00.

As of March 31, 2014, there were 24,569,809 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

On February 3, 2014, we filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K (the “Form 8-K”), with respect to our consummation of a contribution transaction (the “Contribution”) with Raditaz, LLC, a Connecticut limited liability company (“Raditaz”), pursuant to a Contribution Agreement, dated January 28, 2014, by and among the Company, Raditaz, and the holders of a majority of Raditaz’s limited liability company membership interests. In connection with the Contribution, Raditaz became our wholly owned subsidiary, and we succeeded to the business of Raditaz as our sole line of business. As a result, we have ceased to be a shell company. Immediately following the Contribution, we changed our name to “CÜR Media, Inc.,” a name which more accurately represents our new business focus.

This Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2013, relates to our business and operations prior to the Contribution. Simultaneously with the filing of this Form 10-K, we are filing an amendment to the Form 8-K in order to include consolidated financial statements, and related notes, for Raditaz for the fiscal years ended December 31, 2013 and 2012.

On January 31, 2014, our Board of Directors authorized a 16.503906-for-1 forward split of our common stock, $0.0001 par value share (“Common Stock”), in the form of a dividend, with a record date of February 11, 2014 (the “Record Date”), and the payment date of February 14, 2014 (the “Payment Date”). On the Payment Date, each shareholder of our Common Stock as of the Record Date received 15.503906 additional shares of Common Stock for each one share owned. Share and per share numbers herein relating to our Common Stock have been retrospectively adjusted to give effect to this forward stock spilt, unless otherwise stated. Certain numbers reflected in this Form 10-K represent approximations due to required rounding in connection with the forward stock split. The actual numbers do not differ materially from such approximations.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words "believes", "anticipates", "expects", “intend”, “estimate”, “plan” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas;

•	Our ability to attract and retain management with experience in digital media including digital music streaming, and similar emerging technologies;

•	Our ability to negotiate an economically feasible agreement with the major and independent music labels and publisher rights organizations;

•	Our expectations regarding market acceptance of our products in general, and our ability to penetrate the digital music streaming market in particular;

•	The scope, validity and enforceability of our and third party intellectual property rights;

•	Our ability to comply with governmental regulation;

•	Our ability to raise capital when needed and on acceptable terms and conditions; and

•	The intensity of competition.

These risks and others described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Annual Report on Form 10-K (“Annual Report”) and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the “Company”, “CÜR Media”, “we”, “us”, or “our”, are to CÜR Media, Inc. (formerly known as Duane Street Corp.).

PART I

ITEM 1. BUSINESS

History

We were incorporated in the State of Delaware as Duane Street Corp. on November 17, 2011, to engage in the business of manufacturing and marketing baby products. We were not successful in our efforts and discontinued that line of business. After winding down our baby products business, and until we consummated the Contribution (defined below), we were a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

On January 28, 2014, we consummated a contribution transaction (the “Contribution”) with Raditaz, LLC, a limited liability company organized in the State of Connecticut on February 15, 2008 (“Raditaz”), pursuant to a Contribution Agreement by and among the Company, Raditaz, and the holders of a majority of Raditaz’s limited liability company membership interests (the “Contribution Agreement”). In connection with the Contribution, and in accordance with the terms and conditions of the Contribution Agreement, all 39,249,885 outstanding Raditaz limited liability company membership interests were exchanged for approximately 10,000,000 restricted shares of our common stock, par value $0.0001 per share (“Common Stock”), and outstanding options to purchase 6,500,000 restricted common units of Raditaz were exchanged for an aggregate of (i) approximately 1,339,722 non-statutory stock options to purchase shares of our Common Stock at an average exercise price of approximately $3.63 per share, and (ii) approximately 316,331 restricted stock awards (of which approximately 221,863 were fully vested and represent approximately 221,863 issued and outstanding shares of our Common Stock). As a result of the Contribution, Raditaz became our wholly owned subsidiary.

Upon the closing of the Contribution, pursuant to the terms and conditions of a Split-Off Agreement (the “Split-Off Agreement”) and a General Release Agreement (the “General Release Agreement”), we transferred all of our pre-Contribution operating assets and liabilities to our wholly-owned special-purpose subsidiary, Duane Street Split Corp., a Delaware corporation, formed on January 10, 2014 solely for this purpose (“Split-Off Subsidiary”). Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Peretz Yehuda Aisenstark and Yair Shofel, our pre-Contribution majority stockholders, and former officers and directors (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 24,755,859 shares of our Common Stock held by Mr. Aisenstark and Mr. Shofel (which were cancelled and resumed the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities.

In connection with the Contribution and Split-Off, we changed our business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices, and will continue the existing business operations of Raditaz as a publicly-traded company. As a result of the Contribution and Split-Off, we have ceased to be a shell company.

Also on January 28, 2014, we consummated an initial closing (the “Initial Closing”) of our private placement offering (the “PPO”) of a minimum of $4,000,000 (the “Minimum PPO”) through the sale of 4,000,000 units of our securities (each, a “Unit” and collectively, the “Units”), and a maximum of $7,000,000 (the “Maximum PPO”) through the sale of 7,000,000 Units, with an additional 1,000,000 Units subject to offer and sale at our discretion pursuant to an over-allotment option (the “Over-Allotment Option”), at an offering price of $1.00 per Unit (the “PPO Price”), each Unit comprised of one (1) share of our Common Stock and a warrant to purchase one (1) share of our Common Stock at an exercise price of $2.00 per share for a term of five (5) years (“PPO Warrants”). We sold an aggregate of approximately 4,075,036 Units in the Initial Closing of the PPO, for gross proceeds of approximately $4,075,036 (before deducting placement agent fees and expenses of the PPO estimated at approximately $818,254).

The placement agent for the PPO and its sub-agent were paid an aggregate commission of approximately $407,504 and were issued warrants to purchase an aggregate of approximately 407,504 shares of our Common Stock at an exercise price of $1.00 per share for a term of five (5) years (“Broker Warrants”).

In connection with the Initial Closing of the PPO, our stockholders prior to the Contribution (excluding Peretz Yehuda Aisenstark and Yair Shofel, who surrendered their shares in the Split-Off) (the “Pre-Contribution Stockholders”), surrendered for cancellation an aggregate of approximately 715,280 shares of our Common Stock. These shares were cancelled pursuant to an agreement we had with the Pre-Contribution Stockholders to cancel a portion of their shares such that the aggregate number of shares they collectively held at the time of the Initial Closing of PPO was equal to 19.9% of the total outstanding shares of our Common Stock, giving effect to the Initial Closing of the PPO, the Split-Off and the Contribution.

On January 31, 2014, we changed our name to CÜR Media, Inc., a name which more accurately represents our new business focus. In connection with the name change, we changed our OTC trading symbol to “CURM.”

In addition, on January 31, 2014, we increased our number of authorized shares to 310,000,000 shares, consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share (“Preferred Stock”).

Further, on January 31, 2014, our Board of Directors authorized a 16.503906-for-1 forward split of our Common Stock, in the form of a dividend, with a record date of February 11, 2014 (the “Record Date”), and the payment date of February 14, 2014 (the “Payment Date”). On the Payment Date, each shareholder of our Common Stock as of the Record Date received 15.503906 additional shares of Common Stock for each one share owned. Share and per share numbers in this report relating to our Common Stock have been retrospectively adjusted to give effect to this forward stock spilt, unless otherwise stated.

Effective as of March 13, 2014, we increased the Over-Allotment Option for the PPO from 1,000,000 Units to 3,000,000 Units, such that the maximum aggregate number of Units that may be sold in the PPO, including the Over-Allotment Option, was 10,000,000 Units.

On March 14, 2014, we consummated a second closing (the “Second Closing”) of the PPO, in connection with which we issued and sold approximately 4,635,019 additional Units at the PPO Price. The aggregate additional gross proceeds from the Second Closing of the PPO were approximately $4,635,019 (before deducting placement agent fees and expenses of the PPO estimated at approximately $546,132).

The placement agent for the PPO and its sub-agent were paid an aggregate commission of approximately $463,447 and were issued Broker Warrants to purchase an aggregate of approximately 463,447 shares of our Common Stock.

On March 28, 2014, we consummated a third and final closing (the “Third Closing”) of the PPO, in connection with which we issued and sold approximately 970,245 additional Units at the PPO Price. The aggregate additional gross proceeds from the Third Closing of the PPO were approximately $970,245 (before deducting placement agent fees and expenses of the PPO estimated at approximately $165,012).

The placement agent for the PPO and its sub-agent were paid an aggregate commission of approximately $97,030 and were issued Broker Warrants to purchase an aggregate of approximately 97,030 shares of our Common Stock.

In connection with the Third Closing of the PPO, we issued to the Pre-Contribution Stockholders an aggregate of approximately 1,379,631 shares of our Common Stock, in accordance with our agreement to issue to the Pre-Contribution Transaction Stockholders additional shares of our Common Stock so that their pro forma percentage ownership would remain 19.9%, giving effect to the Contribution, Spilt-Off and PPO (collectively, the “Adjustment Shares”).

Our principal executive offices are located at 2217 New London Turnpike, South Glastonbury, CT 06073, USA. Our telephone number is 1-860-430-1520. Our primary website address is www.curmusic.com.

Our Business

Raditaz’s CÜR product (“CÜR”) will provide a paid subscription internet radio service offering listeners streaming music on the web and mobile devices. CÜR began as Raditaz, an internet radio product, which was launched in 2012, and had iPhone and Android applications in addition to a website at www.raditaz.com. We improved and enhanced our product in 2012 and, by mid-2013, we had over 150,000 monthly unique users using Raditaz. Raditaz has taken its iPhone and Android applications and its website offline to focus its resources on the development of CÜR. We plan to launch our enhanced product offering in late 2014.

Our Service

CÜR will be a new streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on web and mobile devices. CÜR will target consumers who are seeking a more comprehensive music streaming service for a significantly reduced subscription fee. We believe that the CÜR product will include a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, with a limited on-demand offering and will include a toolset that enables consumers to curate their playlists with photos, audio clips and other tools that stimulate consumers to share CÜR with their friends.

Our business plan includes a music service that will give listeners access to millions of songs and a monthly personal, on-demand song bank. In addition to the ability to stream music, subscribers will be able to personalize their playlists, buy music downloads, integrate music from their devices, and view videos.

Our business plan also includes a second revenue stream of personalized advertising, which never interrupts a stream but targets a user’s listening habits. The advertising will be in the form of video, display ads, email and/or text messages. Advertisers may also create and sponsor playlists.

Our business plan further includes a third revenue stream from the sale of music, concert tickets and merchandise through our music streaming service, tailored to each listener’s taste based on prior listening trends. We plan to sell music downloads beginning with our launch in the 4th Quarter of 2014, and sales of concert tickets and merchandise at a later date.

In addition, Raditaz’s business plan includes distributing CÜR’s music streaming service through Apple’s iTunes App Store to iOS devices, Google’s Google Play Store to Android devices, and the internet among other distribution channels and platforms. At launch, we plan to have an iPhone application, Android application and a website.

We plan to source our music from MusicNet, Inc. d/b/a MediaNet Digital, Inc. We use Amazon web services to support certain of the technological needs of the business.

We contemplate raising an additional $25-$30 million prior to the planned launch of CÜR, to implement our business plan, market CÜR, provide for content license costs, and working capital. This fundraising has not yet begun, and no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. We plan to launch our CÜR music streaming product and platform in late 2014.

In order to launch our music service in late 2014, we have to complete the development of our backend systems, complete the design and layout of the user interface of CÜR, complete the development of our iPhone, Android and web applications, enter into content licensing agreements with major music labels including Universal Music Group, SONY and Warner, enter into content licensing agreements with music publishers, enter into agreements with a streaming music services provider, and enter into an agreement with service providers to help us create stations and playlists for our users. We are currently working on the design and user interface work with the help of a third party consulting firm and plan to finalize the majority of the design in Q2 of 2014, and continue to work on the user experience through the middle of Q3. We anticipate developing the software in conjunction with the design and user experience work. The cost of the third party consulting firm is expected to be approximately $350,000 plus options on 50,000 shares of the Company’s common stock. The cost of entering into content licensing agreements with major music labels and publishers is expected to include legal and consulting fees in the range of $300,000 to $500,000. We have a team of software engineers, led by our Chief Technology Officer, working on developing the technology platform as well as the iPhone and Android applications and the CÜR website. The development of CÜR’s applications and website are in the beginning stages of development.

We plan to bring CÜR to market in the 4th Quarter of 2014. We expect to spend approximately $5.0 million on research and development, sales and marketing and general and administrative costs, to bring CÜR to market. We expect to spend approximately $3.0 million on research and development including $600,000 in Q1 2014, $1.0 million in Q2 2014, $1.1 million in Q3 2014 and approximately $400,000 in Q4 2014 prior to our launch. We expect to spend approximately $600,000 on sales and marketing, prior to our launch, including less than $100,000 in each of Q1 and Q2 2014, approximately $200,000 in Q3 2014, and approximately $250,000 in Q4 2014 prior to our launch. We expect to spend approximately $1.5 million on general and administrative costs including approximately $200,000 in Q1 2014, approximately $500,000 in Q2 2014, approximately $600,000 in Q3 2014 and approximately $200,000 in Q4 2014 prior to our launch. In addition to the above costs, we expect to pay the major music labels several million dollars as a prepayment as part of the agreements that we plan to have with the music labels. Also in addition to the above costs, we intend to incur almost $2 million on marketing costs at or around the time of the launch of CÜR. As noted above, we plan to raise an additional $25-$30 million prior to the planned launch of CÜR, to implement our business plan, market CÜR, provide for content license costs, and working capital.

Source and Content

We plan to enter into an agreement with The Echo Nest, a leading music intelligence company, to utilize their music intelligence platform for generating music playlists for CÜR users, or with Gracenote or Rovi, which have similar products. We plan to source our music from MusicNet, Inc. d/b/a MediaNet Digital, Inc. We also use Amazon web services to support certain of the technological needs of the business.

Content Licensing

We intend to enter into content licensing agreements with major music labels including Universal, SONY and Warner Music Group, as well as independent labels, and also with music publishers. The terms of these agreements are subject to negotiation relating to the economics that will be required by the music labels and the features and functionality pertaining to CÜR’s product. We provide no assurances that this can be done.

Competition for Listeners

We face competition from larger and more established media service providers. We must compete for the time and attention of listeners with more established companies offering similar services. We compete on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of ad load, brand awareness and reputation. We also compete for listeners on the basis of our presence and visibility as compared with other providers that deliver content through the internet, mobile devices and consumer products. Many of our current and potential future competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. For additional details on risks related to competition for listeners, please refer to the section entitled "Risk Factors."

Our competitors include:

•
Other Radio Providers. We expect to compete for listeners with broadcast radio providers, including terrestrial radio providers such as Clear Channel and CBS and satellite radio providers such as Sirius XM. Many broadcast radio companies own large numbers of radio stations or other media properties. Many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. In addition, unlike participants in the emerging internet radio market, terrestrial and satellite radio providers, as aggregate entities of their subsidiary providers, generally enjoy larger established audiences and longer operating histories. Broadcast and satellite radio companies enjoy a significant cost advantage because we believe they pay a much lower percentage of revenue for transmissions of sound recordings.

•
Internet Radio Providers. We also compete directly with emerging non-interactive online radio providers such as Pandora, Apple iTunes Radio, Clear Channel's iheartradio, Slacker Personal Radio and CBS’s Last.fm. We could face additional competition if known incumbents in the digital media space choose to enter the internet radio market.

•
Other Audio Entertainment Providers. We face competition from providers of interactive on-demand audio content and pre-recorded entertainment, such as Apple's iTunes Music Store, Spotify, Rdio, Rhapsody, Beats Music, Google Play and Amazon that allow listeners to select the audio content that they stream or purchase. This interactive on-demand content, is accessible in automobiles and homes, using portable players, mobile phones and other wireless devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

•
Other Forms of Media. We compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services such as Netflix, Hulu, VEVO or YouTube or play interactive video games on their home-entertainment system, computer or mobile phone rather than listen to the CÜR service, these content services pose a competitive threat.

Competition for Advertisers

We intend to generate a portion of our revenue from advertising on our website and mobile applications. We will be in competition for potential advertisers with other content providers for a share of our advertising customers' overall marketing budgets. We anticipate having to compete on the basis of a number of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics. We believe that our ability to deliver targeted and relevant ads across a wide range of platforms allows us to compete favorably on the basis of these factors and justify a long-term profitable pricing structure. However, the market for online advertising solutions is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. For additional details on risks related to competition, please refer to the section entitled "Risk Factors." Terrestrial broadcast and to a lesser extent satellite radio are significant sources of competition for advertising dollars. These radio providers deliver ads across platforms that are more familiar to traditional advertisers than the internet might be. Advertisers may be reluctant to migrate advertising dollars to our internet-based platform. Additionally, we expect to compete for advertising dollars with other traditional media companies in television and print, such as ABC, CBS, FOX and NBC, cable television channel providers, national newspapers such as The New York Times and the Wall Street Journal and some regional newspapers. These traditional outlets present us with a number of competitive challenges in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

Government Regulation

As a company that intends to conduct business on the internet, we will be subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security, data protection and privacy, among other things. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business. In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of information. Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information. Any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal and state laws regarding privacy of listener data. Once we launch the CÜR product, we will adopt a privacy policy which will describe our practices concerning the use, transmission and disclosure of listener information and will be posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect the privacy or security of our listeners' information could result in a loss of confidence in our service among existing and potential listeners, and ultimately, in a loss of listeners and advertising customers, which could adversely affect our business.

Intellectual Property

Our success depends upon our ability to protect our technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks, contractual restrictions, technological measures and other methods. We entered into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and we control access to and distribution of our proprietary information.

We have registered the following internet domain names for our website, www.curmusic.com and have a trademark application pending for CÜR. We also have trademarks for “Raditaz” and “Tunevison.”

Research and Development

We have taken down our iPhone and Android applications, and have taken our website offline, to focus our resources on the development of CÜR. We intend to launch the CÜR product in late 2014.

Customer Concentration

We currently do not have any customers or subscribers as we are still developing our product and have not launched a commercial product.

Employees

As of March 31, 2014, we had approximately 14 employees, excluding our managers. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN OUR COMPANY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS FOR GROWTH WOULD LIKELY SUFFER. AS A RESULT, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMPANY.

General Risks

We have a limited operating history upon which investors can evaluate our future prospects. We may never attain profitability.

We are a development stage company and have not yet begun any operations. Historically, we have been a shell company with no operating history and no assets other than cash. Upon consummation of the Contribution with Raditaz, we redirected our business focus towards the development and commercialization of a music streaming subscription service. Although Raditaz was incorporated in 2008, it did not launch its DMCA compliant internet radio product until 2012. Subsequently, Raditaz pulled this product from the market and plans to re-launch in late 2014. Therefore, both the Company and Raditaz have limited operating histories upon which an evaluation of our business plan or performance and prospects can be made. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, the development of a product, as well as those risks that are specific to our proposed business in particular. The risks include, but are not limited to, the possibility that following the Contribution, we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be accepted in the market. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results will be materially and adversely affected.

Given the limited operating history, management has little basis on which to forecast future demand for Raditaz’s products from our existing customer base, much less new customers. The current and future expense levels of the Company following the Contribution are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the business of the Company is new and its market has not been developed. We do not expect meaningful revenues until at least mid-2015. If the forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, the Company may be unable to adjust its spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred losses in each fiscal year since our incorporation in 2011, and Raditaz has incurred losses in each fiscal year since its formation in 2008. We anticipate that our operating expenses will increase in the foreseeable future after we consummate the Contribution and continue to invest to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. If we are unable to do so, the Company and its business, financial condition and operating results could be materially and adversely affected.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We have raised aggregate gross proceeds of approximately $9,680,300 (before deducting placement agent fees and expenses of the PPO estimated at approximately $1,529,398) in our PPO. We believe we will have sufficient funds to meet our presently anticipated working capital requirements for approximately 10 months. This belief is based on our operating plan which in turn is based on assumptions, which may prove to be incorrect. In addition, we may need to raise significant additional funds sooner in order to implement our business plan, support our growth, develop new or enhanced services and products, respond to competitive pressures, acquire or invest in complementary or competitive businesses or technologies, or take advantage of unanticipated opportunities. If our financial resources are insufficient, we will require financing in addition to the PPO in order to meet our plans for expansion. We cannot be sure that this additional financing, if needed, will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms, or at all, we may be unable to develop or enhance our products and services, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to commercialize our products giving us access to additional cash resources, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Our products may not be accepted in the market.

We cannot be certain that the products or services we may develop or market will achieve or maintain market acceptance. Market acceptance of our products following the Contribution depends on many factors, including our ability to license the necessary content from the music labels and publishers, to convince key opinion leaders to provide recommendations regarding its products, convince distributors and customers that its technology is an attractive alternative to other technologies, supply and service sufficient quantities of products directly or through marketing alliances, and price products competitively in light of the current macroeconomic environment.

Business Risks

Online and mobile music services are an emerging market, which makes it difficult to evaluate our current business and future prospects.

The market for streaming music on the internet and on mobile devices has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue and income potential of our business is uncertain. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and rapidly evolving market, which risks and difficulties include, among others:

•	Our relatively new, evolving and unproven business model.

•	Our ability to retain Raditaz’s listenership, build our listener base and increase our paid subscriber base.

•	Our ability to effectively convert users from free trial to paid subscription service.

•	Our ability to negotiate an economically feasible agreement with the major and independent music labels and publisher rights organizations.

•	Our ability to attract advertisers, and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable to us.

•	Our ability to develop and maintain relationships with makers of mobile devices, consumer electronics products and automobiles.

•	Our operation under an evolving music industry licensing structure that may change or cease to exist, which in turn may result in significant increase in operating expenses.

Failure to successfully address these risks and difficulties, and other challenges associated with operating in a new and emerging market, could significantly harm our business, financial condition, results of operations, liquidity and prospects.

Our failure to manage growth, diversification and changes to our business could harm our business.

We currently have no revenue, but may encounter significant growth upon the anticipated launch of our product, CÜR. The failure to successfully manage and monetize any growth, and to successfully diversify our business in the future, could harm the success and longevity of our company.

Investing in our securities is considered a high risk investment.

An investment in an early stage company such as ours involves a degree of risk, including the possibility that your entire investment may be lost. There can be no assurance that CÜR’s online streaming music monthly subscription platform will be successful or profitable.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success is highly dependent on the continued services of our key officers, employees, and board members as well as our ability to attract and retain highly skilled and experienced technical personnel. The loss of their services could have a detrimental effect on our operations. The departure of Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer, Treasurer and a director of ours, the departure of other directors John A. Lack and Robert B. Jamieson, or any major change in our Board of Directors or management could adversely affect our operations.

Investors will have little control over operations

Management has complete authority to make decisions regarding day-to-day operations, and may take actions with which investors disagree. Except for limited voting rights, investors will have no control over management and must rely exclusively upon their decisions.

Expansion of our operations into new fields may subject us to additional business, legal, financial and competitive risks.

We may decide to provide non-musical content such as talk, comedy, news, weather, or other areas where we may have less experience or where we could be subject to additional business, legal, financial, and competitive risks.

Our success hinges on selling subscriptions by successfully attracting and retaining paying customers.

If our efforts to attract prospective subscribers and to retain subscribers are not successful, our growth prospects and revenue will be adversely affected. We plan to provide new users of CÜR with a free trial upon registration. If we are not able to convert users of our free trial to become paying subscribers, our growth prospects and ability to generate revenues will be negatively impacted.

Users of the Raditaz’s application and/or website may not transition to CÜR

We have taken our beta product, Raditaz offline in order to develop CÜR, and there are no assurances that these users will transition to CÜR. If Raditaz beta users do not transition to CÜR, CÜR’s capital needs, results of operations, viability and growth prospects may be adversely affected.

Much of the success of our business plan relies on the accuracy of our business and customer research.

We engaged an outside research firm to conduct a research study regarding, among other things, the demand for CÜR’s product and features set. If the results of the research study prove to be inaccurate, CÜR’s capital needs, results of operations, viability and growth prospects will be adversely affected.

The success of our products relies heavily on the use of search technologies and marketing campaigns to drive users to our websites and mobile applications.

We intend to utilize search technologies and services, and to engage in marketing campaigns and referral relationships, to drive user traffic to our websites and mobile applications. If we are unable to utilize search technologies and other services that generate significant traffic to our websites and mobile applications, or we are unable to enter into or continue distribution relationships that drive significant traffic to our websites, our business could be harmed, causing our revenues to decline.

We must license and pay for the content our product delivers to its users and the content owners must grant us permission for use.

We must license all of CÜR’s content from major and independent music labels. These music labels will need to agree to license their content to CÜR, and also approve many of CÜR’s features that would grant our customers enhanced access to their licensed material, such as on-demand play, song skipping and replaying, and offline listening. If CÜR and the music labels and/or Publisher Rights Organizations are not able to reach agreement on CÜR’s product features, pricing and/or cost of content licenses, our capital needs, results of operations, viability and growth prospects will be adversely affected.

If any of the three major music labels (Universal, Warner and/or Sony) and/or independent music labels do not grant permission, rescind permission, or fail to grant permission on economically favorable terms to sell or stream music from MediaNet, Apple, Amazon, Google or other sources, our revenue numbers will be negatively impacted.

We may not be able to find and/or hire employees with the necessary skills to build the necessary software applications that are necessary to operating and growing the business.

Premier technology software developers, designers and other technology personnel are in high demand in our industry. There may be competitors or other technology companies that have more capital to allocate for such personnel, making our search for such job positions more difficult and expensive, thus increasing our business expenses.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business.

We believe that a critical component of our success is our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested substantial time, energy and resources in building a highly collaborative team that works together effectively in a non-hierarchical environment designed to promote openness, honesty, mutual respect and pursuit of common goals. As we grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

There are no assurances that our development team can build all of CÜR’s planned product features.

Our software applications may not work as intended and the company may not be able to develop the necessary software applications and/or product features. We have designed CÜR to include features that may be considered ambitious and untested, such as a 15 million plus song library, on-demand playlists, unlimited song skip and repeat functionality, user song import functionality, offline listening, geo-location and social features, lyric synchronization, photo integration and storage and more. There are no assurances that the product features can be completed in the projected time-frame. If we are not able to accomplish these objectives, our capital needs, results of operations, viability and growth prospects will be adversely affected.

If we fail to accurately predict and play music that our listeners enjoy, we may fail to retain existing and attract new subscribers, both online and offline.

Our personalized playlist generating system is obtained through a partnership with The Echo Nest and is designed to enable us to predict listener music preferences and select music content tailored to our listeners’ music tastes. While the Echo Nest has invested significant resources in refining these technologies, we cannot assure you that such investments will continue in the future or yield an attractive return or that such refinements will be effective. The effectiveness of The Echo Nest’s personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback, and we have no assurance that we will continue to be successful in enticing listeners to provide feedback sufficient for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional songs that will appeal to our listeners’ diverse and changing tastes. Our ability to predict and select music content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, convert free listeners to paid subscribers, increase listener hours and sell advertising.

We are subject to a number of risks related to credit card and debit card payments that we plan to accept, and we may not be able to enter into an economically favorable credit and debit card processing arrangements.

Our subscription business, which we anticipate will make up for 80-85% of total revenue, will be completely dependent on our ability and third party processors’ abilities to process monthly subscription payments through credit and debit card processing methods. Any disruption in this service could adversely affect our business.

For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our products, or suffer an increase in our operating expenses, either of which could adversely affect our business, financial condition and results of operations.

If we or any of our processing vendors have problems with our billing software or our third party’s billing software, or the billing software malfunctions, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software or our third party’s billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be adversely affected.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We will need to assess whether we are fully compliant with the Payment Card Industry, or PCI, Data Security Standard, or PCI DSS, a security standard with which companies that collect, store, or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Our failure to comply fully with PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages, and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that, even if PCI DSS compliance is achieved, we will maintain PCI DSS compliance or that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could adversely affect our business, financial condition and results of operations.

If we are unable to maintain our chargeback rate or refund rates at acceptable levels, credit card and debit card companies may increase our transaction fees or terminate their relationships with us. Any increases in our credit card and debit card fees could adversely affect our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We may experience a reduction or increase in the prices of our products which would have a negative impact on our business and on our margins.

We anticipate charging a monthly fee for our base platform. Our business model is unproven, and if we have to adjust our subscription prices lower, the lower revenue could adversely affect our business. Conversely, if we have to adjust our subscription prices higher, it would be more difficult to attract and retain our subscribers, and the impact would likely cause a negative trend in our subscriber retention numbers, and could adversely affect our business.

Our product is vulnerable to service disruptions and software problems.

Our users are entirely dependent on our mobile phone application and website working properly for their enjoyment. Any disruption in these services could cause us to lose subscribers and harm our business.

Loss of potential customers, or partners and potential partners who provide content we distribute to our customers.

Our technology and CÜR product are dependent upon technology companies such as MediaNet, The Echo Nest, Amazon, Google, Apple, Microsoft and others, for the provision of digital music song library, creation of customized playlists and the hosting of our services. A loss of these content providers or a technical issue with these providers could materially disrupt our business.

Changes to our products, services, technologies, licenses or business practices or strategies may drive away customers.

Any change to our business model and/or CÜR product may cause a loss of subscribers and the inability to attract subscribers, which may adversely affect our business. Examples of such changes include, but are not limited to, a change or drop of certain CÜR features, increase or decrease in subscription rates, a decrease in the quality of music streamed, a shift to a smaller library of music, inability to keep pace with competitors, and maintaining relationships with makers of consumer products such as mobile phones, tablets, and automobiles.

If web, smartphones, tablet and connected TV devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our solutions from being delivered to their users, our ability to grow our business will be impaired.

Our business model depends upon the continued compatibility of our solutions with most internet-connected devices across online, mobile, tablet and connected TV distribution channels, as well as the major operating systems that run on them. The design of these devices and operating systems are controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. In some cases, the parties that control the development of internet-connected devices and operating systems include companies that we regard as our competitors, including some of our most significant competitors. For example, Google controls the Android operating system and also controls a significant number of mobile devices. Apple, Inc. controls iOS devices including mobile, tablet and computer devices. If our solutions were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide our solutions on them, our ability to grow our business would be impaired.

If we experience lengthened sales cycles, our business operations may be adversely affected.

Our business is dependent on revenue from subscription, advertising and song sales, merchandise and ticket sales. Our subscription transactions, song sales and other revenues involve credit card processing. Any delays or lengthened sales cycles, delays in collect fees due from credit card companies and/or credit card transaction cancellations, may adversely affect our business.

Degradation in our stature and reputation in the market could harm our business.

Our CÜR and Raditaz brand names are very important to us, and any degradation in our stature and reputation in the market may adversely affect our business.

Our failure to drive advertising revenue could harm our business.

While we anticipate revenue from advertisements to be a non-core revenue generator and make up approximately 15% of total revenue, advertising revenue will still be an important factor in determining our financial success. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including, but not limited to, the number of users and subscribers and the number of listener hours on CÜR, keeping pace with changes in technology and the competition, and competing effectively for advertising dollars from other online marketing and media companies.

We may be unable to retain key advertisers, attract new advertisers or replace departing advertisers with advertisers that can provide comparable revenue to us.

Our success requires us to develop, maintain and expand our relationships with brand advertisers, including the ad agencies that represent them, and to develop new relationships with other brand advertisers and ad agencies. Advertising agreements generally do not include long-term obligations requiring them to purchase from us and are cancelable upon short notice and without penalty in accordance with standard terms and conditions for the purchase of internet advertising published by the Interactive Advertising Bureau. As a result, we have limited visibility as to our future advertising revenue streams from our advertisers.

Our advertisers' usage may decline or fluctuate as a result of a number of factors, including, but not limited to:

•	the performance of their display and audio ad campaigns and their perception of the efficacy and efficiency of their advertising spend through the CÜR;

•	changes in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers' spending priorities;

•	our ability to deliver display, audio and/or video ad campaigns in full, i.e., our ability to serve each requested impression;

•	their satisfaction with our solutions and our client support;

•	the ability of our optimization algorithms underlying our solutions to deliver better rates of return ad spend dollars than competing solutions;

•	seasonal patterns in advertisers' spending, which tend to be discretionary;

•	the pricing of our or competing solutions; and

•	reductions in spending levels or changes in brand advertisers' strategies regarding advertising spending.

If a major advertiser decides to materially reduce its advertising spend, it could do so on short or no notice. We cannot assure that our advertisers will continue to use CÜR or that we will be able to replace in a timely or effective manner departing advertisers with new advertisers from whom we generate comparable revenue.

Unavailability of, or fluctuations in, third-party measurements of our audience may adversely affect our ability to grow advertising revenue.

Selling ads requires that we demonstrate to advertisers that our service has substantial reach, and we may rely on third parties to quantify the reach of our service. These third-party ratings may not reflect our true listening audience and the third parties may change their methodologies, either of which could adversely impact our business. Third-party independent rating agencies have not yet developed rating systems that comprehensively and accurately measure the reach of our service. We expect that in the future these rating agencies will begin to publish increasingly reliable information about the reach of our service. However, until then, in order to demonstrate to potential advertisers the reach of our service, we must supplement third-party ratings data with our internal research, which is perceived as less reliable than third-party numbers. If our mobile audience becomes rated, it is not clear whether the measurement technology of the third-party rating agencies will initially integrate with ours or whether their methodology will accurately reflect the value of our service. If such third-party ratings are inaccurate or we receive low ratings, our ability to convince advertisers of the benefits of our service would be adversely affected.

We compete with hundreds of services that stream music to users of the internet and mobile devices.

The streaming music industry is heavily saturated with competitors, many of which offer ad-supported free music listening. We do not plan for CÜR to have a free, ad-supported product, like many of our competitors. If we decide to integrate a free, ad-supported product into CÜR, CÜR’s capital needs, results of operations, viability and growth prospects may be adversely affected.

Our users will access CÜR through mobile devices, tablets, the internet, automobiles and other platforms.

If the cost of assessing streaming music, including CÜR, through cellular networks proves to be too expensive for consumers potential subscribers or subscribers of CÜR, our capital needs results of operations, viability and growth prospects may be adversely affected.

Many of our subscribers may purchase our service through on-line third party stores.

Google and Apple assess a fee equal to 30% of purchases made within applications on their platforms (Android and iOS). If we are unable to have a significant percentage of our subscribers sign-up and subscribe to CÜR through a web browser or outside of these platforms, our business, financial condition and/or results of operations will be adversely affected. If we are unable to reach agreement with music labels on acceptable terms, where users subscribe through the Android and iOS platforms, our business, financial condition and/or results of operations will be adversely affected.

Further, if Apple, Google, Amazon or other companies change the structure of their online stores, we may not be able to get customers to download our applications.

We may not be able to negotiate economically viable agreements with Publisher Rights Organizations including SESAC, ASCAP, BMI, Sony/ATV, EMI, Universal, among others.

If music publishers effectuate withdraws of all or a portion of their musical works from performing rights organizations for public performances by means of digital transmissions, then we may be forced to enter into direct licensing agreements with these publishers at rates higher than those we currently pay, or we may be unable to reach agreement with these publishers at all, which could adversely affect our business, our ability to attract and retain listeners, financial condition and results of operations.

If we fail to detect click fraud or other invalid clicks on ads, we could lose the confidence of our advertisers, which would cause our business to suffer.

Our business relies on delivering positive results to our advertising customers. We are exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable. A major source of invalid clicks could result from click fraud where a listener intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising products, which could lead to dissatisfaction with our advertising programs, refusals to pay, refund demands or withdrawal of future business. This could damage our brand and lead to a loss of advertisers and revenue.

Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our service or require that we release the source code of certain services subject to those licenses.

Some of our services and technologies may incorporate software licensed under so-called “open source” licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple software programmers to design our proprietary technologies, and we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations and prospects.

We are required to indemnify management and its affiliates for their good faith actions. Indemnification may cause any liability they incur to be paid by us.

We are required to indemnify management and its affiliates for any liabilities they incur in connection with business if incurred in good faith, in a manner reasonably believed to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Management is not liable to the company for any act or omission it may make in good faith and that it believes is in the company’s best interest, except for acts of gross negligence or willful misconduct. Under certain circumstances, management will be entitled to indemnification from the company for losses it or any affiliate, employee, officer, director, or owner incurs in defending actions arising out of their position as or with management.

CÜR may not be successful in distributing its products on the internet or on mobile devices, or using a paid marketing strategy on the internet, on mobile devices, on tablets of offline.

More individuals are utilizing non-Personal Computer (“PC”) devices to access the Internet and our services, and versions of our services developed or optimized for these devices may not gain widespread adoption by users, manufacturers or distributors of such devices or may not work on these devices, based on the broad range of unique technical requirements that may be established for each device by their manufacturers and distributors globally.

We may not be able to acquire the amount of users projected in our financial model.

We may not be able to acquire the number of internet users and/or mobile phone users that is projected in our financial model or achieve the projected market penetration rates.

Government regulation of the internet is evolving, and unfavorable developments could have an adverse effect on our operating results

Any changes in laws or regulations or new laws and regulations relating to our services could adversely affect our business, results of operations and our business prospects. If the government were to place limitations on the amount and type of content that can be streamed over networks, the internet and to mobile and other applications, our business, results of operations and our business prospects could be adversely affected.

If CÜR is not granted “limited subscription” status by the music publishers, our business, financial condition or results of operations will be adversely affected.

We face competition from entities in our industry with substantially more capital, greater name recognition, more employees, greater resources, and longer operating histories than we do.

Significant competition from traditional offline music distribution competitors, from larger media companies like Apple, Google, Amazon and others, and from other online digital music services, as well as online theft or “piracy”, could have a negative impact on our business.

We face many risks associated with our long-term plan to expand our operations outside of the United States, including difficulties obtaining rights to stream music on favorable terms, which could harm our business, operating results and financial condition.

Expanding our operations into international markets is an element of our long-term strategy. However, offering our service outside of the United States involves numerous risks and challenges. If we are unable to expand our business outside the United States as planned, our growth prospects and our ability to generate revenue will be negatively impacted.

Operating internationally requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing and expanding our international operations will produce desired levels of revenue or profitability. If we invest substantial time and resources to establish and expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

We have no international operations and any future international expansion may expose us to several risks, such as difficulty adapting our solutions for international markets. As we have limited experience in marketing, selling and supporting our solutions abroad, and any future international expansion of our business will involve a variety of risks, including:

•	localization of our solutions, including translation into foreign languages and adaptation for local practices;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States;

•	more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;

•
reluctance to allow personally identifiable data related to non-U.S. citizens to be stored in databases within the United States, due to concerns over the U.S. government's right to access information in these databases or other concerns;

•	changes in a specific country's or region's political or economic conditions;

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	risks resulting from changes in currency exchange rates;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	different or lesser intellectual property protection; and

•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions.

Third Party Risks

We rely on third parties to provide software and related services necessary for the operation of our business.

We incorporate and include third-party software into and with our applications and service offerings and expect to continue to do so. The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We depend upon third party licenses for musical works and the ability to obtain these licenses, a change to or loss of these licenses could increase our operating costs or adversely affect our ability to retain and expand our listener base, and therefore could adversely affect our business.

To secure the rights to stream musical works embodied in sound recordings over the internet, we obtain licenses from or for the benefit of copyright owners and pay royalties to copyright owners or their agents. Those who own copyrights in musical works are vigilant in protecting their rights and seek royalties that are very high in relation to the revenue that can be generated from the public performance of such works. There is no guarantee that the licenses available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to stream musical works or if we cannot do so on terms that are acceptable to us, our ability to stream music content to our listeners, and consequently our ability to attract and retain advertisers, will be adversely impacted.

In order to stream musical works embodied in sound recordings over the internet, we must obtain public performance licenses and pay license fees to performing rights organizations: Broadcast Music, Inc., or BMI, SESAC, Inc., or SESAC, and the American Society of Composers, Authors and Publishers, or ASCAP, among others. These organizations represent the rights of songwriters and music publishers, negotiated with copyright users such as us, collect royalties and distribute those royalties to the copyright owners they represent, namely songwriters and music publishers. Performing rights organizations have the right to audit our playlists and royalty payments, and any such audit could result in deputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and the amounts involved could be material.

We will also have so called mechanical royalties to music publishers for the reproduction and distribution of musical works embodied in transitory copies used to make streams audible to our listeners. If music publishers were to change their position and seek to be paid mechanical royalties by us, and a final judgment were entered by a court requiring that payment, our royalty obligations could increase significantly and our business and financial interests could be harmed.

Our revenue from song sales depends on third party stores and services.

A portion of our revenue model is dependent on the sale of songs through Amazon, Apple’s iTunes store, Google and/or MediaNet. If these parties or similar parties were to change their pricing structure by effectively lowering or increasing their prices, our business could be impacted negatively. Also, if these parties were to not allow us access to sell their products or the ability to access their products in an efficient manner, our business could be negatively impacted.

We plan to rely on third parties to administer our subscriptions and credit card transactions, and we may take such management in-house in the future.

We currently rely on a third party company to manage our subscriber list and customer payments. If we decide to manage subscriptions and payments transactions in-house we will assume the regulatory and financial risk for such user information and financial transactions.

We generate our created playlists and stations using data from The Echo Nest.

We plan to enter into an agreement with The Echo Nest, a leading music intelligence company, to utilize their music intelligence platform for generating music playlists for CÜR users. Our current agreement with the Echo Nest has expired. If The Echo Nest were to decide to not let us use their data, we may not be able to enable users to create playlist and/or stations. This would have a negative impact on our business.

We relied on MediaNet for our music catalog

We relied on, and anticipate continuing to rely on, MediaNet for our music catalog. The size of the catalog is dependent on the successful negotiation of music licenses with the major and independent music labels. We may not be able to obtain licenses from major and independent music labels, which would materially and adversely affect our business results, operations and our business prospects.

We rely on third-party providers for our principal Internet connections and technologies, databases, and network services critical to our properties and services.

We rely extensively on Amazon, Inc. for various hosting services, and other companies for various other internet, database, and network services. Any errors, failures or disruption in the services provided by these third parties could significantly harm our business, results of operations and our business prospects.

The inability to obtain or the loss of agreements with the makers of mobile devices, renegotiation of such agreements on less favorable terms or other actions these third parties any take could harm our business.

Most of our agreements or future agreements with the makers of mobile operating systems and devices through which our service may be accessed, including Apple, Blackberry, Amazon and Google, among others, are or will be short term or can be cancelled at any time with little or no prior notice or penalty. The loss of these agreements, or the inability to obtain these agreements or the renegotiation of these agreements on less favorable economic or other terms, could limit the reach of our service and its attractiveness to advertisers, which, in turn, could adversely affect our business, financial condition and results of operations. Some of these mobile device makers, including Apple, are now, or may in the future become, competitors of ours, and could stop allowing or supporting access to our service through their products for competitive reasons. Furthermore, because devices providing access to our service are not manufactured and sold by us, we cannot guarantee that these companies will ensure that their devices perform reliably, and any faulty connection between these devices and our service may result in consumer dissatisfaction toward us, which could damage our brand.

If we are unable to continue to make our technology compatible with the technologies of third-party distribution partners who make our service available to our listeners through mobile devices, consumer electronic products and automobiles, we may not remain competitive and our business may fail to grow or decline.

In order to deliver music everywhere our listeners want to hear it, we need our service to be compatible with mobile, consumer electronic, automobile and website technologies. Our service is accessible in part through CÜR-developed or third-party developed applications that hardware manufacturers embed in, and distribute through, their devices. Connected devices and their underlying technology are constantly evolving. As internet connectivity of automobiles, mobile devices, and other consumer electronic products expands and as new internet-connected products are introduced, we must constantly adapt our technology. It is difficult to keep pace with the continual release of new devices and technological advances in digital media delivery and predict the problems we may encounter in developing versions of our applications for these new devices and delivery channels, and it may become increasingly challenging to do so in the future. In particular, the technology used for streaming the CÜR service in automobiles remains at an early stage and may not result in a seamless customer experience. If automobile and consumer electronics makers fail to make products that are compatible with our technology or we fail to adapt our technology to evolving requirements, our business and financial results could be harmed.

Furthermore, consumer tastes and preferences can change in rapid and unpredictable ways and consumer acceptance of these products depends on the marketing, technical and other efforts of third-party manufacturers, which is beyond our control. If consumers fail to accept the products of the companies with whom we partner or if we fail to establish relationships with makers of leading consumer products, our business could be adversely affected.

Interruptions or delays in our services or from third-party vendors could adversely affect our brand and disrupt our business

We rely on systems housed in our own facilities and upon third-party vendors, including bandwidth providers and data center facilities located in locations throughout the United States and potentially the world, to enable listeners to receive our content in a dependable, timely, and efficient manner. We have experienced and expect to continue to experience periodic service interruptions and delays involving our own systems and those of our third-party vendors. We do not currently maintain a live fail-over capability that would allow us to switch our streaming operations from one facility to another in the event of a service outage. Both our own facilities and those of our third-party vendors are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative, and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

Defects or errors in our solutions could harm our reputation, result in significant costs to us, and impair our advertisers' ability to deliver effective advertising campaigns.

The technology underlying our solutions, including our proprietary technology and technology provided by third-parties, may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data we utilize. Errors, defects, disruptions in service or other performance problems in our solutions could result in the incomplete or inaccurate delivery of an ad campaign, including serving an ad campaign in an incomplete or inaccurate manner, in an incorrect geographical location or in an environment that is detrimental to the advertiser's brand health. Any such failure, malfunction, or disruption in service could result in damage to our reputation, our advertising clients withholding payment to us or the advertisers making claims or initiating litigation against us, and our giving credits to our advertiser clients toward future advertising spend. As a result, defects or errors in our solutions could harm our reputation, result in significant costs to us, and impair our advertisers' ability to deliver effective advertising campaigns.

System failures could significantly disrupt our operations and cause us to lose advertisers or publishers.

Our success depends on the continuing and uninterrupted performance of our solutions, which we utilize to enable our users to stream music, edit playlists, create playlists, receive payments, place ads, monitor the performance of advertising campaigns, manage our advertising inventory, among other things. Our revenue depends on our ability to collect subscription fees and deliver ads. Sustained or repeated system failures that interrupt our ability to, could significantly reduce the attractiveness of our solutions and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. Any such system failures could significantly disrupt our operations and cause us to lose users, subscribers and advertisers.

We exercise no control over our third-party vendors, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have significant adverse impacts on our business reputation, customer relations and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Our success depends on our subscribers continued access to the internet and wireless devices and the continued reliability and maintenance of the internet and cellular infrastructure.

Because our service is designed primarily to work over the internet and cellular networks, our revenue growth depends on our listeners’ low cost, high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure, including the wireless internet infrastructure and the cellular network infrastructure. The future delivery of our service will depend on third-party internet service providers and wireless telecommunication companies expanding high-speed internet access and wireless networks, maintaining reliable networks with the necessary speed, data capacity and security, and developing complementary products and services for providing reliable and timely wired and wireless internet access and services. The success of our business depends directly on the continued accessibility, maintenance and improvement of the internet and, in particular, access to the internet through wireless infrastructure, to permit high-quality streaming of music content and provide a convenient and reliable platform for customer interaction. All of these factors are outside of our control.

To the extent that the internet and the wireless internet infrastructure continue to experience an increasing number of listeners, frequency of use and expanding bandwidth requirements, the internet and wireless networks may become congested and unable to support the demands placed on them, and their performance and reliability may decline. In addition, the wireless communications companies that provide our listeners with access to the internet through wireless networks may raise their rates or impose data usage limits, which could cause our listeners to decrease their usage of our service or our listenership to decline. Any future internet or wireless network outages, interruptions, bandwidth constraints, rate increases or data usage limits could adversely affect our ability to provide service to our listeners and advertising customers.

If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract listeners and advertisers.

Techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card and debit card information and other personally identifiable information. If an actual or perceived breach of security occurs of our systems or a vendor’s systems, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract listeners, which in turn would harm our efforts to attract and retain advertisers. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

We cannot control the actions of third parties who may have access to the listener data we collect. The integration of the CÜR service with applications provided by third parties represents a significant growth opportunity for us, but we may not be able to control such third parties’ use of listeners’ data, ensure their compliance with the terms of our privacy policies, or prevent unauthorized access to, or use or disclosure of, listener information, any of which could hinder or prevent our efforts with respect to growth opportunity.

Any failure, or perceived failure, by us to maintain the security of data relating to our listeners and employees, to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards, and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose listeners, advertisers, revenue, and employees.

Risks Related to Ownership of Our Securities

We may be unable to raise enough capital through the PPO to implement our business plan.

We are largely dependent on capital raised through the PPO to implement our business plan and support our operations. We have raised aggregate gross proceeds of approximately $9,680,300 (before deducting placement agent fees and expenses of the PPO estimated at approximately $1,529,398) in our PPO. We believe we will have sufficient funds to meet our presently anticipated working capital requirements for approximately 6-12 months. At the present time, we have not made any arrangements to raise additional cash, other than through the PPO. We anticipate raising an additional $25-$30 million prior to the launch of our CÜR product. We cannot assure you that we will be able to raise the working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock or Preferred Stock or other securities that are convertible into or exercisable for our Common Stock or Preferred Stock.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our Common Stock or Preferred Stock or other securities that are convertible into or exercisable for our Common Stock or Preferred Stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our 2014 Equity Incentive Plan), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional Common Stock or Preferred Stock without stockholder approval, subject only to the total number of authorized Common Stock and Preferred Stock set forth in our Amended and Restated Certificate of Incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of Common Stock or Preferred Stock or other securities may create downward pressure on the trading price of the Common Stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the Common Stock are then traded.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

We currently have authorized 310,000,000 shares of capital stock, consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of “blank check” Preferred Stock. As a result, our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible Preferred Stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of our Board of Directors to issue such additional shares of Preferred Stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of Preferred Stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring certain corporate actions and may lead to a sudden change in our stock price.

Our Common Stock ownership is highly concentrated. Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer, beneficially owns 6,938,009 shares, or approximately 27.5% of our total outstanding Common Stock. His interests may differ significantly from your interests. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder’s holdings could cause a sharp decline in the market price of our Common Stock.

Restrictions on the use of Rule 144 by Shell Companies or Former Shell Companies could affect your ability to resale our shares.

Historically, the SEC has taken the position that Rule 144 under the Securities Act, as amended, is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments effective on February 15, 2008 and apply to securities acquired both before and after that date by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As such, due to the fact that we were a shell company until the effective time of the Contribution, holders of "restricted securities" within the meaning of Rule 144 will be subject to the conditions set forth herein. Therefore, sales under Rule 144 are prohibited for at least one year from the date this report is filed.

There currently is no established public trading market for shares of our Common Stock and no assurance can be given that any market for our Common Stock will develop or be maintained. Failure to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

There has been no established public trading market for shares of our Common Stock and no assurance can be given that any market for our Common Stock will develop or be maintained. Our Common Stock is currently quoted on the OTCBB under the symbol “CURM.” The OTCBB is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following:

•	our stockholders’ equity may be insufficient;

•	the market value of our outstanding securities may be too low;

•	our net income from operations may be too low;

•	our Common Stock may not be sufficiently widely held;

•	we may not be able to secure market makers for our Common Stock; and

•	we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed.

Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing and remains listed on the OTCBB, or suspended from the OTCBB, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of Common Stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our Common Stock to remain eligible for quotation on the OTCBB, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, the shares of our Common Stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise capital.

Because the Company became public by means of the Contribution, it may not be able to attract the attention of major brokerage firms.

There may be risks associated with the Company becoming public through the Contribution. Securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of its Common Stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on the Company’s behalf.

If securities analysts do not initiate coverage or continue to cover our Common Stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our Common Stock.

The trading market for our Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. It is often more difficult to obtain analyst coverage for companies whose securities are traded on the OTCBB. We do not have any control over securities analysts. There is no guarantee that securities analysts will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We do not anticipate paying dividends on our Common Stock, and investors may lose the entire amount of their investment.

To date, cash dividends have not been declared or paid on our Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of Common Stock, subject to the limitation outlined herein. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	sales of our Common Stock or other securities in the open market;

•	changes in our industry;

•	regulatory and economic developments, including our ability to obtain working capital financing;

•	our ability to execute our business plan; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the public company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

•
maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on an audit committee which we expect to establish.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our Common Stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and (if required in future) our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404. We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404 by the date on which we are required to so comply.

Our management has identified a material weakness in our internal control over financial reporting, which if not properly remediated could result in material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition and results of operations and the price of our Common Stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. As further described in Part II, Item 9A., “Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting” in this Annual Report, our management has identified a material weakness in our internal control over financial reporting. A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board (“PCAOB”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we are in the process of implementing initiatives aimed at addressing this material weakness, these initiatives may not remediate the identified material weakness. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial information pursuant to the reporting obligations we will have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the financial information we report, which could adversely affect the price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive offices are located at 2217 New London Turnpike, South Glastonbury, CT 06073, USA. We currently lease approximately 2,050 square feet of office space on a month-to-month basis. We plan to enter into a written lease agreement for our leased facilities as soon as practicable. We believe that our leased facilities are adequate to meet our needs at this time, but as we expect to grow in the near future, we anticipate that we may move to a larger permanent office space that will have a higher monthly rent.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholders, are an adverse party or have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock was approved for quotation on the Over-the-Counter Bulletin Board (the “OTCBB”)) in September 2013. No shares of Common Stock had been traded as of December 31, 2013.

Through February 11, 2014, our trading symbol was “DUSR.” As of February 11, 2014, we were assigned a new trading symbol of “CURM.” Trading in shares of our Common Stock on the OTCBB commenced on or about February 21, 2014. However, there has been no established public trading market for shares of our Common Stock and no assurance can be given that any market for our Common Stock will develop or be maintained.

OTCBB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCBB securities transactions are conducted through a telephone and computer network connecting dealers. OTCBB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of the date of this Annual Report, we have 24,569,809 shares of Common Stock outstanding held by approximately 236 stockholders of record.

Dividends

To date, we have not paid dividends on shares of our Common Stock and we do not expect to declare or pay dividends on shares of our Common Stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2013, we did not have any securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2013, and the subsequent period through the date hereof, we had the following issuances of unregistered securities:

Shares of Common Stock Issued in Connection with the Contribution

On January 28, 2014, in connection with the Contribution, all of the outstanding membership interests of Raditaz were exchanged for approximately 10,000,000 shares of our Common Stock.

The Contribution, and the issuance of the shares of Common Stock in connection therewith, was exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Securities Issued in Connection with the PPO

On January 28, 2014, we consummated the Initial Closing of our PPO, pursuant to which we sold an aggregate of approximately 4,075,036 Units, each Unit comprised of one (1) share of our Common Stock and a PPO Warrant to purchase one (1) share of our Common Stock at an exercise price of $2.00 per share for a term of five (5) years, for gross proceeds of approximately $4,075,036 (before deducting placement agent fees and expenses of the PPO estimated at approximately $818,254).

The placement agent for the PPO and its sub-agent were paid an aggregate commission of approximately $407,504 and were issued approximately 407,504 Broker Warrants to purchase shares of our Common Stock at an exercise price of $1.00 per share for a term of five (5) years.

On March 14, 2014, we consummated a Second Closing of the PPO, in connection with which we issued and sold approximately 4,635,019 additional Units, each Unit comprised of one (1) share of our Common Stock and a PPO Warrant to purchase one (1) share of our Common Stock at an exercise price of $2.00 per share for a term of five (5) years, for gross proceeds of approximately $4,635,019 (before deducting placement agent fees and expenses of the PPO estimated at approximately $546,132).

The placement agent for the PPO and its sub-agent were paid an aggregate commission of approximately $463,447 and were issued 463,447 Broker Warrants to purchase shares of our Common Stock at an exercise price of $1.00 per share for a term of five (5) years.

On March 28, 2014, we consummated a Third Closing of the PPO, in connection with which we issued and sold approximately 970,245 additional Units, each Unit comprised of one (1) share of our Common Stock and a PPO Warrant to purchase one (1) share of our Common Stock at an exercise price of $2.00 per share for a term of five (5) years, for gross proceeds of approximately $970,245 (before deducting placement agent fees and expenses of the PPO estimated at approximately $165,012).

The placement agent for the PPO and its sub-agent were paid an aggregate commission of approximately $97,030 and were issued 97,030 Broker Warrants to purchase shares of our Common Stock at an exercise price of $1.00 per share for a term of five (5) years.

Investors in the Units have weighted average anti-dilution protection with respect to the shares of Common Stock included in the Units if within 24 months after the final closing of the PPO we issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions, including but not limited to issuances of awards under the 2014 EIP) for consideration per share less than $1.00. The PPO Warrants have weighted average anti-dilution protection, subject to customary exceptions.

The Broker Warrants have weighted average anti-dilution protection, subject to customary exceptions.

In connection with the PPO, we agreed to promptly, but no later than 90 calendar days from the final closing of the PPO, file a registration statement with the SEC (the “Registration Statement”) covering (a) the shares of Common Stock issued in the PPO, (b) the shares of Common Stock issuable upon exercise of the PPO Warrants, and (c) the shares of Common Stock underlying the Broker Warrants (the “Registrable Shares”). We shall use our commercially reasonable efforts to ensure that such Registration Statement is declared effective within 180 calendar days of filing with the SEC. If we are late in filing the Registration Statement or if the Registration Statement is not declared effective within 180 days of filing with the SEC, liquidated damages payable by us to the holders of Registrable Shares (but excluding shares of Common Stock underlying Broker Warrants) that have not been so registered will commence to accrue and cumulate at a rate equal to 1.00% of the PPO Price per share of Common Stock for each full month that (i) we are late in filing the Registration Statement or (ii) the Registration Statement is late in being declared effective by the SEC; provided, however, that in no event shall the aggregate of any such liquidated damages exceed 10% of the PPO Price per share. No liquidated damages will accrue with respect to any Registrable Shares removed from the Registration Statement in response to a comment from the SEC staff limiting the number of shares of Common Stock which may be included in the Registration Statement (a “Cutback Comment”) or after the shares may be resold under Rule 144 under the Securities Act or another exemption from registration under the Securities Act.

We must keep the Registration Statement “evergreen” for two (2) years from the date it is declared effective by the SEC or until Rule 144 is available to the holders of Registrable Shares who are not and have not been affiliates of ours with respect to all of their Registrable Shares, whichever is earlier.

The holders of Registrable Shares (including any shares of Common Stock removed from the Registration Statement as a result of a Cutback Comment, shall have “piggyback” registration rights for such Registrable Shares with respect to any registration statement we file following the effectiveness of the Registration Statement that would permit the inclusion of such shares.

We will pay all expenses in connection with such registration obligation, including, without limitation, all registration, filing, stock exchange fees, printing expenses, all fees and expenses of complying with applicable securities laws, and the fees and disbursements of our counsel and of our independent accountants. Each investor will be responsible for its own sales commissions, if any, transfer taxes and the expenses of any attorney or other advisor such investor decides to employ.

The PPO, and the issuance of the shares of Common Stock and warrants in connection therewith, including the Investor Warrants and Broker Warrants, were exempt from registration under Section 4(a)(2) of the Securities Act, in reliance upon the exemptions provided by Rule 506 of Regulation D and/or Regulation S promulgated by the SEC thereunder. The Units were sold to “accredited investors,” as defined in Regulation D, and the PPO was conducted on a “best efforts” basis.

Options to Purchase Common Stock

In connection with the Contribution, outstanding options to purchase 6,500,000 restricted common units of Raditaz were exchanged for an aggregate of (i) approximately 1,339,722 non-statutory stock options to purchase shares of our Common Stock at an average exercise price of approximately $3.63 per share, and (ii) approximately 316,331 restricted stock awards (of which approximately 221,863 were fully vested and represent approximately 221,863 issued and outstanding shares of our Common Stock), under our 2014 Equity Incentive Plan (the “2014 EIP”).

Since the consummation of the Contribution, we have granted non-statutory stock options to purchase an aggregate of approximately 2,342,921 shares of our Common Stock to certain employees, officers, directors and consultants under the 2014 EIP, at an exercise price of $1.00 per share, a price equal to the PPO Price.

These transactions were exempt from the registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

Shares of Common Stock Issued to Pre-Contribution Stockholders

In connection with the Second Closing and Third Closing of the PPO, we issued to the Pre-Contribution Stockholders an aggregate of approximately 1,379,631 restricted shares of our Common Stock. These Adjustment Shares were issued pursuant to our agreement to issue additional shares of Common Stock to the Pre-Contribution Stockholders, so that their pro forma percentage ownership remains 19.9%; provided, however, that (i) if we issue additional shares of Common Stock subsequent to the Initial Closing of the PPO and prior to, or in conjunction with, the final closing of the PPO, outside of the PPO issuances, such non-PPO share issuances will not serve to increase the number of shares of Common Stock issuable by reason of the 19.9% maintenance provision, and (ii) any Adjustment Shares issued to the Pre-Contribution Stockholders shall be restricted shares of the Company. The Pre-Contribution Stockholders have “piggyback registration” rights with respect to the Adjustment Shares.

The issuance of the Adjustment Shares in connection with this transaction, was exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in recent amendments by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an exception to this prohibition, however, if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our existing stockholders will not be able to sell the shares pursuant to Rule 144 without registration one year after we have completed our initial business combination assuming we meet the four conditions of a former shell company stated above at such time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS SECTION OF THE ANNUAL REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY WORDS LIKE: “BELIEVE”, “EXPECT”, “ESTIMATE”, “ANTICIPATE”, “INTEND”, “PROJECT” AND SIMILAR EXPRESSIONS, OR WORDS THAT, BY THEIR NATURE, REFER TO FUTURE EVENTS. YOU SHOULD NOT PLACE UNDUE CERTAINTY ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS PROSPECTUS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OUR FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS (USD OR US$) AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

Background and Recent Developments

We were incorporated in the State of Delaware as Duane Street Corp. on November 17, 2011, to engage in the business of manufacturing and marketing baby products. We were not successful in our efforts and discontinued that line of business. After winding down our baby products business, and until we consummated the Contribution, we were a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

On January 28, 2014, we consummated the Contribution with Raditaz, pursuant to which all 39,249,885 outstanding Raditaz limited liability company membership interests were exchanged for approximately 10,000,000 restricted shares of our Common Stock, and outstanding options to purchase 6,500,000 restricted common units of Raditaz were exchanged for an aggregate of (i) approximately 1,339,722 non-statutory stock options to purchase shares of our Common Stock at an average exercise price of approximately $3.63 per share, and (ii) approximately 316,331 restricted stock awards (of which approximately 221,863 were fully vested and represent approximately 221,863 issued and outstanding shares of our Common Stock). As a result of the Contribution, Raditaz became our wholly owned subsidiary.

Upon the closing of the Contribution, we transferred all of our pre-Contribution operating assets and liabilities to our wholly-owned special-purpose subsidiary, Split-Off Subsidiary. Thereafter, we transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Peretz Yehuda Aisenstark and Yair Shofel, our pre-Contribution majority stockholders, and former officers and directors, in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 24,755,859 shares of our Common Stock held by Mr. Aisenstark and Mr. Shofel (which were cancelled and resumed the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities.

In connection with the Contribution and Split-Off, we changed our business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices, and will continue the existing business operations of Raditaz as a publicly-traded company. As a result of the Contribution and Split-Off, we have ceased to be a shell company.

Also on January 28, 2014, we consummated the Initial Closing of our PPO, pursuant to which we sold an aggregate of approximately 4,075,036 Units, for gross proceeds of approximately $4,075,036 (before deducting placement agent fees and expenses of the PPO estimated at approximately $818,254).

The placement agent for the PPO and its sub-agent were paid an aggregate commission of approximately $407,504 and were issued approximately 407,504 Broker Warrants.

In connection with the Initial Closing of the PPO, our Pre-Contribution Stockholders surrendered for cancellation an aggregate of approximately 715,280 shares of our Common Stock. These shares were cancelled pursuant to an agreement we had with the Pre-Contribution Stockholders to cancel a portion of their shares such that the aggregate number of shares they collectively held at the time of the Initial Closing of PPO was less than 20% of the total outstanding shares of our Common Stock, giving effect to the Initial Closing of the PPO, the Split-Off and the Contribution.

On January 31, 2014, we changed our name to CÜR Media, Inc., a name which more accurately represents our new business focus. In connection with the name change, we changed our OTC trading symbol to “CURM.”

In addition, on January 31, 2014, we increased our number of authorized shares to 310,000,000 shares, consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of “blank check” Preferred Stock.

Further, on January 31, 2014, our Board of Directors authorized a 16.503906-for-1 forward split of our Common Stock, in the form of a dividend. On the Payment Date, each shareholder of our Common Stock as of the Record Date received 15.503906 additional shares of Common Stock for each one share owned. Share and per share numbers in this report relating to our Common Stock have been adjusted to give effect to this forward stock spilt, unless otherwise stated.

Effective as of March 13, 2014, we increased the Over-Allotment Option for the PPO from 1,000,000 Units to 3,000,000 Units, such that the maximum aggregate number of Units that may be sold in the PPO, including the Over-Allotment Option, was 10,000,000 Units.

On March 14, 2014, we consummated a Second Closing of the PPO, in connection with which we issued and sold approximately 4,635,019 additional Units. The aggregate additional gross proceeds from the Second Closing of the PPO were approximately $4,635,019 (before deducting placement agent fees and expenses of the PPO estimated at approximately $546,132).

The placement agent for the PPO and its sub-agent were paid an aggregate commission of approximately $463,447 and were issued 463,447 Broker Warrants.

On March 28, 2014, we consummated a Third Closing of the PPO, in connection with which we issued and sold approximately 970,245 additional Units. The aggregate additional gross proceeds from the Third Closing of the PPO were approximately $970,245 (before deducting placement agent fees and expenses of the PPO estimated at approximately $165,012).

The placement agent for the PPO and its sub-agent were paid an aggregate commission of approximately $97,030 and were issued 97,030 Broker Warrants.

In connection with the Third Closing of the PPO, we issued to the Pre-Contribution Stockholders an aggregate of approximately 1,379,631 shares of our Common Stock, pursuant to our agreement to issue to the Pre-Contribution Stockholders additional shares of our Common Stock so that their pro forma percentage ownership would remain 19.9%, giving effect to the Contribution, Spilt-Off and PPO.

This Annual Report includes the financial statements of the Company as of and for the periods ended December 31, 2013, without giving effect to the Contribution, and the discussion below concerns only the financial condition and results of operations of the Company, and not the financial condition or results of operations of Raditaz, at any date or for any period. For a discussion of financial condition and results of operations of Raditaz as of, and for the year ended, December 31, 2013, see Item 2.01— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 1 to the Current Report on Form 8-K we filed with the SEC on March 31, 2014.

Results of Operations

We have incurred expenses of $45,608 on our operations from inception through December 31, 2013, and our only material activity consisted of the issuance of approximately 24,755,859 shares of our Common Stock to our former directors and officers for cash in the amount of $19,500, and the sale of approximately 4,225,000 shares of our Common Stock pursuant to a registered offering for aggregate proceeds of $38,400.

We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies (See, “Risk Factors”). To become profitable and competitive, we must successfully execute our business plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our time has been spent refining our business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

November 17, 2011 (Inception)
To December 31, 2013
Revenue	$-
Operating Expenses	$45,608
Net Loss	$45,608
Net Loss per Share - Basic and Diluted	$(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	$26,376,407

Liquidity and Capital Resources

As of the date of this Annual Report, we had yet to generate any revenues from our business operations.

For the fiscal year ended December 31, 2013, we sold approximately 4,225,000 shares of our Common Stock in a public offering, for aggregate cash proceeds of $38,400.

In the fiscal year ended December 31, 2013, a shareholder made loans to us in the amount of $500 to pay certain of our expenses.

As of December 31, 2013, we had $11,292 of cash on hand, we had liabilities of $500, and our working capital was $12,292. As of December 31, 2013 our cash on hand was not sufficient to meet our obligations associated with being a company that is fully reporting with the SEC.

As of December 31, 2013, our independent auditor expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

With approximately $8,150,902 of net proceeds we received from the PPO, management believes we have sufficient capital to fund our research and development and related general and administrative expenses for at least the next 6-12 months of operations under our current business plan. Management believes we will need to raise additional capital prior to our planned launch of our CÜR product in the fourth quarter of 2014. We are currently contemplating raising an additional $25-$30 million prior to the planned launch of CÜR, to be used for marketing CÜR, content license costs and working capital. This fundraising has not yet begun, and no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements, during the year ended December 31, 2013, that are of material significance, or have potential material significance to the Company.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

As of December 31, 2013, we did not have any contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in a Current Report on Form 8-K we filed with the SEC on February 28, 2014, effective as of February 24, 2014, we dismissed Dov Weinstein & Co. C.P.A. (“Weinstein”) as our independent registered public accounting firm. The dismissal of Weinstein was approved by our Board of Directors.

The reports of Weinstein on our financial statements for the fiscal years ended December 31, 2012 and 2011, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph with respect to the Company’s ability, in light of its lack of revenues and history of losses, to continue as a going concern.

During the years ended December 31, 2012 and 2011, and through February 24, 2014, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Weinstein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Weinstein’s satisfaction, would have caused Weinstein to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

We provided Weinstein with a copy of the disclosures we made in the Current Report on Form 8-K we filed with the SEC on February 28, 2014, and requested from Weinstein a letter addressed to the SEC indicating whether it agreed with such disclosures. A copy of Weinstein’s letter dated February 27, 2014 is filed herewith as Exhibit 16.1.

Contemporaneous with the determination to dismiss Weinstein, we engaged Friedman, LLP (“Friedman”) as our independent registered public accounting firm for the year ending December 31, 2013.

During the years ended December 31, 2012 and 2011, and through February 24, 2014, neither the Company nor anyone on our behalf had previously consulted with Friedman regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided nor oral advice was provided to us that Friedman concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

Immediately following the Contribution, and in connection with the preparation of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our predecessor’s disclosure controls and procedures existing as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of such date.

While our new management as a result of the Contribution believes that our current control environment is substantially improved, it has not yet conducted a formal evaluation of our internal control over financial reporting as of any period following the Contribution. Since the Contribution, our current management has initiated, or plans to initiate, a series of measures to address these material weaknesses. We are working as quickly as possible to implement these initiatives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Immediately following the Contribution, our management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our predecessor’s internal control over financial reporting, existing as of December 31, 2013, based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of December 31, 2013.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•
We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function as funds are available;

•	We have appointed one director we deemed to be “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market.

•
We plan to appoint two additional outside directors to our Board of Directors who shall be appointed to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that our appointment of additional independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board of Directors. We are working as quickly as possible to implement these initiatives.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of January 28, 2014, (a) Peretz Yehudah Aisenstark resigned as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and as a member of our Board of Directors, and Yair Shofel resigned as our Secretary, and as a member of our Board of Directors. Both Mr. Aisenstark and Mr. Shofel had served in those capacities since December 1, 2011.

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Thomas Brophy	47	President, Chief Executive Officer, interim Chief Financial Officer, Treasurer and Director	January 28, 2014
John A. Lack	69	Secretary and Chairman of the Board of Directors	January 28, 2014
Robert B. Jamieson	68	Vice Chairman of the Board of Directors	January 28, 2014

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of our Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Our Board of Directors is authorized to consist of five (5) members, and currently consists of three (3) members, one (1) of whom is independent. On the Closing Date of the Contribution, Peretz Yehuda Aisenstark and Yair Shofel, our directors before the Contribution, resigned from their positions as directors, and Thomas Brophy, John A. Lack, Robert B. Jamieson (who is deemed to be independent) were appointed to the Board of Directors. As soon as practicable, two (2) additional independent directors will be named to the Board of Directors. Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Thomas Brophy, 47, Founder & CEO, Director. Mr. Brophy has been involved in Executive roles of start-ups and growth companies since 1994. Mr. Brophy was the CFO of Interactive Search Holdings (“ISH”) where he helped pioneer the search toolbar industry while building a search toolbar business that propelled the company to be a leader in the industry. The Company was also the first company to mass distribute smiley emoticons (now emojis on mobile phones). The search toolbar business is a multi-billion industry today. ISH was acquired by Ask Jeeves, and subsequently, Ask Jeeves was acquired by Interactive Corp. (IACI). Mr. Brophy started his career at Deloitte & Touche, has been the Chief Financial Officer of several startup and growth companies and had successful exits and has also been the Chief Financial Officer of a public company. Mr. Brophy is a graduate of the University of Connecticut.

John A. Lack, 69, Chairman, Director. Mr. Lack is best known for creating MTV, the broadcast vehicle now an integral part of global culture. Most recently, Lack was the founding partner and Chief Executive Officer of Firebrand, the first multi-platform network dedicated to commercial culture. Mr. Lack was previously President and CEO of i3 Mobile (NASDAQ: IIIIM) from 2002 – 2003. Prior to that, Mr. Lack was the Managing Director of Stream, Telecom Italia’s digital content and pay television company from 1998-2000. In his two years in Rome, Mr. Lack built STREAM from 50,000 subscribers to over 400,000 subscribers. From 1992-1995, Mr. Lack was the Executive Vice President of Marketing and Programming at ESPN, where he was responsible for all programming, affiliate and advertising sales, research, marketing and the development and launch of ESPN2, the contemporary sports network targeted to young adults. Mr. Lack graduated from Boston’s University School of Communication. He holds a Master’s degree in broadcast journalism from the Medill School at Northwestern University.

Robert B. Jamieson, 68, Vice Chairman, Director. Mr. Jamieson is a well-known leader in the music industry, respected for his 30 year record of delivering dramatic turnaround results (domestic and global) in the face of tough business and market conditions. In a particularly celebrated industry accomplishment, as Chairman and CEO, RCA Music Group, BMG North America, Mr. Jamieson led the historic, high-profile turnaround of RCA Records. He revived the oldest US record label, taking it from its 20 year industry low position to that of a top competitive player. His impressive turnaround became the subject of a Harvard Business School Case Study, showcasing innovation. Mr. Jamieson was involved in the signings of several music industry superstars including Dave Matthews, Christina Aguilera, Kings of Leon, Foo Fighters, among others.

Other Key Personnel

Gordon C. Mackenzie III, 39, Chief Technology Officer. Mr. Mackenzie was appointed as our Chief Technology Officer on March 11, 2014. Mr. Mackenzie has over 20 years of experience delivering software solutions. Mr. Mackenzie most recently served as Chief Technology Officer and Principle Architect for MiMedia, Inc. from November 2011 through June 2013. Prior to joining MiMedia, Mr. Mackenzie served as SVP of Engineering for eMusic.com Inc., where he oversaw the entire eMusic’s technology platform and served as principle engineer for all integrations with content providers, third party solutions and affiliate partners. Mr. Mackenzie was also Vice President of Technology for RealStores.com, a company which he founded, from October 2005 through December 2008. Mr. Mackenzie graduated from Princeton University in 1996, with a B.A. in Computer Science.

Other than as set forth above, we have no significant employees.

Family Relationship

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director of ours has been involved in the last ten years in any of the following:

•
Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•
Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a written code of ethics. We intend to implement a comprehensive corporate governance program, including adopting a Code of Ethics.

Board Committees

Our Board of Directors currently has three (3) members, Thomas Brophy, John A. Lack and Robert B. Jamieson.  Mr. Lack serves as our Chairman and Mr. Jamieson serves as our Vice Chairman.  Our Board of Directors is actively involved in our risk oversight function and collectively undertakes our risk oversight function.  This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

We are a small, development stage company which has yet to achieve operating revenues.  We believe that our present management structure is appropriate for a company of our size and state of development.

Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees presently exist, due to the fact that we presently have only three directors.  Accordingly, we do not have an audit committee or an audit committee financial expert.  We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our limited business operations.  Given our size, we do not have a nominating committee or compensation committee, or committees performing similar functions, or a diversity policy.  Our Board of Directors monitors and assesses the need for and qualifications of additional directors.  We may adopt a diversity policy in the future in connection with our anticipated growth.  Our entire Board of Directors presently serves the functions of an audit committee, nominating committee and compensation committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Audit Committee

We have no separate audit committee at this time.  The entire Board of Directors oversees our audits and auditing procedures.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2013 and 2012 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2013 and 2012; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2013 and 2012; and (iii) all individuals that served as executive officers of ours at any time during the fiscal years ended December 31, 2013 and 2012 that received annual compensation during the fiscal years ended December 31, 2013 and 2012 in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peretz Yehuda Aisenstark	2013	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer and Treasurer (1)	2012	0	0	0	0	0	0	0	0
_____________
(1)	Effective upon the closing of the Contribution on January 28, 2014, Mr. Aisenstark resigned as our President, Chief Executive Officer, interim Chief Financial Officer, Treasurer and Director.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the fiscal year ended December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Peretz Yehuda Aisenstark President, Chief Executive Officer, Chief Financial Officer and Treasurer (1)	0	0	0	0	0	0	0	0	0
_____________
(1)	Effective upon the closing of the Contribution on January 28, 2014, Mr. Aisenstark resigned as our President, Chief Executive Officer, interim Chief Financial Officer, Treasurer and Director.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Peretz Yehuda Aisenstark(1)	0	0	0	0	0	0	0

Yair Shofel(2)	0	0	0	0	0	0	0
______________
(1)	As of January 28, 2014, Peretz Yehuda Aisenstark resigned as a director of ours.

(2)	As of January 28, 2014, Yair Shofel resigned as a director of ours.

As of the fiscal year ended December 31, 2013, we had no plans in place and had never maintained any plans that provided for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.  Similarly, we had no contracts, agreements, plans or arrangements, whether written or unwritten, that provided for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Except as indicated below, we had no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In accordance with SEC rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.  Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 31, 2014, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock owned by such person, except to the extent such power may be shared with a spouse.  To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o CÜR Media, Inc., 2217 New London Turnpike, South Glastonbury, CT 06073, USA.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
5% Stockholders

E. Jeffrey Peierls(2) 73 South Holman Way Golden, CO 80401	2,600,040	10.6%

Mark Tompkins(3) App 1 Via Guidino 23, Lugano-Paradiso, 6900, SZ	2,822,021	11.4%

Named Executive Officers and Directors

Thomas Brophy(4) President, Chief Executive Officer, interim Chief Financial Officer and Treasurer	6,938,009	27.5%

John A. Lack(5) Secretary and Chairman of the Board of Directors	231,545	*

Robert B. Jamieson(6) Vice Chairman of the Board of Directors	236,939	*

All directors and officers as a group (3 persons)(7)	7,406,493	29.0%
__________
* Less than 1%

(1)	Percentages are based upon 24,569,809 shares of our Common Stock issued and outstanding as of March 31, 2014.

(2)
The shares of Common Stock indicated as beneficially owned by E. Jeffrey Peierls include an aggregate of approximately 1,300,020 shares of Common Stock and an aggregate of 1,300,013 shares of Common Stock issuable upon exercise of currently exercisable Investor Warrants held by Brian E. Peierls and E. Jeffrey Peierls, and a series of trusts over which E. Jeffrey Peierls has sole power to vote or direct the vote, and to dispose or direct the disposition.

(3)	Includes 250,000 shares of Common Stock issuable upon exercise of currently exercisable Investor Warrants held by Mr. Tompkins.

(4)
Consists of (a) 4,662,273 shares of Common Stock held by Mr. Brophy, (b) 1,601,376 shares of Common Stock held by Trust Under Article III of The Thomas E. Brophy 2004 Grantor Retained Annuity Trust Dated 3/2/2004 (the “Brophy Trust”), (c) 369,428 shares underlying vested stock options held by Mr. Brophy, (d) 177,538 shares underlying vested stock options held by the Brophy Trust, and (e) 127,394 restricted stock awards held by the Brophy Trust.  Karen P. Brophy, Mr. Brophy’s wife, is the Trustee of the Brophy Trust and has sole voting and investment power over the shares owned thereby.

(5)
Includes (a) 99,849 shares of Common Stock issuable upon exercise of currently exercisable Investor Warrants held by Mr. Lack, and (b) 31,847 shares underlying vested stock options held by Mr. Lack.  Does not include 661,903 shares of Common Stock underlying stock options that have not yet vested.

(6)
Includes (a) 99,998 shares of Common Stock issuable upon exercise of currently exercisable Investor Warrants held by Mr. Jamieson, and (b) 36,943 shares underlying vested stock options held by Mr. Jamieson.  Does not include 713,058 shares of Common Stock underlying stock options that have not yet vested.

(7)
Includes (a) 199,847 shares of Common Stock issuable upon exercise of currently exercisable Investor Warrants, (b) 615,756 shares underlying vested stock options, and (c) 127,394 restricted stock awards.  Does not include 1,774,961 shares of Common Stock underlying stock options that have not yet vested.

Change in Control

As a result of the issuance of the shares of our Common Stock pursuant to the Contribution and related transactions, a change in control of the Company occurred as of January 28, 2014.  Except as described in this Annual Report, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our Board of Directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2013, we did not have and securities authorized for issuance under equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

SEC rules require us to disclose any transaction since the beginning of our last fiscal year, or any currently proposed transaction, in which we are a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of our total assets as of the end of last two completed fiscal years.  A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

In addition to the Contribution, the Split-Off, the PPO and the other transactions described elsewhere in this Annual Report, we have the following related party transaction:

Thomas Brophy Employment Agreement

On January 28, 2014, we entered into an Employment Agreement (the “Employment Agreement”) with Thomas Brophy, pursuant to which he will serve as our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer.  The Employment Agreement has an initial term through December 31, 2015, which term shall be automatically extended for successive one-year periods unless terminated by either party on at least three months’ advance written notice.  In consideration for his services, Mr. Brophy will earn an initial annual base annual salary of $250,000 (“Base Salary”), and is entitled to receive a minimum annual bonus in amount of $50,000 (“Annual Bonus”).

In the event of Mr. Brophy’s death or Disability, as such term is defined in the Employment Agreement, we will pay him for any unreimbursed expenses incurred, accrued but unpaid then current Base Salary and Annual Bonus and other accrued but unpaid employee benefits as provided in the Employment Agreement, in each case through the date of termination (the “Accrued Amounts”), for a period of six months following such death or Disability.

If Mr. Brophy’s employment is terminated by us for a reason other than Cause, as such term is defined in the Employment Agreement, or by Mr. Brophy for Good Reason, as such term is defined in the Employment Agreement, and subject to Ms. Brophy's compliance with other terms of the Employment Agreement, then we will pay him (i) the Accrued Amounts, (ii) a lump sum payment equal to eighteen (18) months’ Base Salary, which payment will be made on the 60th day following the date of termination, and (iii) if Mr. Brophy elects to continue his medical coverage under COBRA, we will pay for coverage under COBRA for eighteen (18) months following the date of termination.

If Mr. Brophy voluntarily terminates the Employment Agreement, or we terminate his employment for Cause, than he shall be entitled to receive the Accrued Amounts.

The Employment Agreement contains customary non-competition, non-solicitation and confidentiality covenants.

John A. Lack Consulting Agreement

On January 28, 2014, we entered into a Consulting Agreement with John A. Lack, Chairman of our Board of Directors (the “Consulting Agreement”), pursuant to which Mr. Lack will provide strategic advisory services to us on an independent contractor basis.  The Consulting Agreement has a term of 12 months.  The services to be provided by Mr. Lack include, but are not limited to, the following:

•	assist with the development and execution of the Company’s brand, marketing and sales strategies;
•	assist with development of the design of the user interface and user experience of Company’s applications, including (amongst others) the Company’s music streaming application;
•	use existing relationships with music companies, including Universal Music Group, Sony Music Entertainment, Warner Music Group (among others) to help negotiate licensing arrangements for the Company;
•	advise on the selection and hire of senior executives for the Company; and
•	assist the Company in its financing activities.

We agreed to pay Mr. Lack at the annual rate of $125,000, payable in equal monthly installments. We also granted him 4-year non-statutory stock options to purchase 400,000 shares of our Common Stock, exercisable, upon vesting, at a price of $1.00 per share.  Mr. Lack is also entitled to receive 4-year options to purchase up to an additional 400,000 shares of our Common Stock at a purchase price based upon value of our Common Stock on the date of grant, which shall be granted upon the achievement of certain milestones of the Company to be determined by our Board of Directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”  Nevertheless, our Board of Directors has determined that Robert B. Jamieson is “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market. As soon as practicable, two (2) additional independent directors will be named to the Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Dov Weinstein & Co. C.P.A. (“Weinstein”) served as the principal accountant to audit our financial statements through February 24, 2014, when they were replaced by the firm of Friedman, LLP (“Friedman”). The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2013 and December 31, 2012 are set forth in the table below:

Fee Category	Year ended December 31, 2013		Year ended December 31, 2012

Audit fees (1)	$23,000		$9,000
Audit-related fees (2)	-		-
Tax fees (3)	-		-
All other fees (4)	1,500		-
Total fees	$24,500	*	$9,000
______________
(1)
Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.
* $15,000 of audit fees were paid to Friedman, and $8,000 of audit fees were paid to Weinstein. $1,500 of other fees were paid to Weinstein.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board of Directors.  The services provided under this engagement may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  Pursuant our requirements, the independent auditors and management are required to report to our Board of Directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  Our Board of Directors may also pre-approve particular services on a case-by-case basis.  All audit-related fees, tax fees and other fees incurred by us for the years ended December 31, 2013 and 2012, were approved by our Board of Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements immediately following the signature page of this Annual Report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Annual Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements may contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Annual Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this Annual Report:

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Contribution Agreement, dated as of January 28, 2014, by and among the Registrant, Raditaz, and the holders of a majority of Raditaz’s membership interests(1)
3.1	3.1	Certificate of Incorporation of Registrant filed November 17, 2011(2)
3.2	3.2	Amended and Restated Articles of Incorporation of Registrant filed January 31, 2014 (1)
3.3	3.3	By-Laws of the Registrant (2)
4.1	4.1	Form of PPO Warrant of the Registrant(1)
4.2	4.2	Form of Broker Warrant of the Registrant(1)
10.1	10.1	Services Agreement, dated March 11, 2014, between the Registrant and Wondersauce, LLC(3)
10.2	10.1
Split-Off Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant’s wholly owned Delaware subsidiary(1)

10.3	10.2
General Release Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant’s wholly owned Delaware subsidiary(1)

10.4	10.3	Indemnification Share Escrow Agreement, dated January 28, 2014 by and among the Registrant, Thomas Brophy, and Gottbetter & Partners, LLP, as escrow agent(1)
10.5	10.4	Form of Lock-Up Agreement between the Registrant and the officers, directors and 10% stockholders of the registrant party thereto(1)
10.6	10.5	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(1)
10.7	10.3	Revised Form of Securities Purchase Agreement between the Registrant and the investors party thereto(3)
10.8	10.6	Subscription Escrow Agreement, dated December 30, 2013, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(1)
10.9	10.5	Amendment No. 1 to Subscription Escrow Agreement, dated January 31, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.10	10.6	Amendment No. 2 to Subscription Escrow Agreement, dated March 13, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.11	10.7	Placement Agency Agreement, dated December 30, 2013, between the Registrant and Gottbetter Capital Markets, LLC(1)
10.12	10.8	Amendment No. 1 to Placement Agency Agreement, dated January 31, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.13	10.9	Amendment No. 2 to Placement Agency Agreement, dated March 13, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.14	10.8	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(1)
10.15*	10.9	Employment Agreement, dated January 28, 2014, between the Registrant and Thomas Brophy(1)
10.16*	10.10	Consulting Agreement, dated January 28, 2014, between the Registrant and John A. Lack(1)
10.17*	10.11	Employment Agreement, dated March 11, 2014, between the Registrant and Gordon C. Mackenzie III(3)
10.18*	10.11	The Registrant’s 2014 Equity Incentive Plan(1)
10.19*	10.13	Form of Non-Qualified Stock Option Agreement of the Registrant(3)
10.20	10.12	Form of Side Letter between the Registrant and its pre-Contribution stockholders
16.1	16.1	Letter from Dov Weinstein & Co. C.P.A. to the Securities Exchange Commission, dated February 27, 2014(4)

21.1	**	List of Subsidiaries
31.1	**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
______________
(1)           Filed with the Securities and Exchange Commission on February 3, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated January 28, 2014, which exhibit is incorporated herein by reference.

(2)           Filed with the Securities and Exchange Commission on September 7, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-183760), which exhibit is incorporated herein by reference.

(3)           Filed with the Securities and Exchange Commission on February 17, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated February 11, 2014, which exhibit is incorporated herein by reference.

(4)           Filed with the Securities and Exchange Commission on February 28, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated February 24, 2014, which exhibit is incorporated herein by reference.

*             Management contract or compensatory plan or arrangement

**           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CÜR MEDIA, INC.

Dated: March 31, 2014	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Brophy		March 31, 2014
Thomas Brophy	President, Chief Executive Officer, interim Chief Financial Officer, Treasurer and Director

March 31, 2014
/s/ Robert B. Jamieson	Vice Chairman of the Board of Directors
Robert B. Jamieson

CÜR MEDIA, INC.

 (A Development Stage Company)

Financial Statements

December 31, 2013

CÜR MEDIA, INC.
(Formerly Duane Street Corp.)

FINANCIAL STATEMENTS

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets as of December 31, 2013 and 2012	F-4

Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from inception (November 17, 2011) through December 31, 2013	F-5

Statement of Stockholders’ Deficit for the period from inception (November 17, 2011) through December 31, 2013	F-6

Statements of Cash Flows for the years ended December 31, 2013, and 2012 and for the period from inception (November 17, 2011) through December 31, 2013	F-7

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CUR Media, Inc.

We have audited the accompanying balance sheet of CUR Media, Inc. (the “Company”), a development stage company, as of December 31, 2013, and the related statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2013 and the period from November 17, 2011 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, and the period from November 17, 2011 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has recurring losses and no established sources of revenues.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Friedman LLP

East Hanover, New Jersey
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CUR Media, Inc.

We have audited the accompanying balance sheet of CUR Media, Inc. (A Development Stage Entity) (“the Company”) as of December 31, 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and from inception (November 17, 2011) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CUR Media, Inc. as of December 31, 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dov Weinstein & Co. C.P.A. (Isr)

Jerusalem, Israel. Tel-Aviv, Israel, Los Angeles, California
February 19, 2013

CÜR Media, Inc.
(Formerly Duane Street Corp.)
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$11,292	$3,688
Prepaid expenses	1,500	-

TOTAL ASSETS	$12,792	$3,688

LIABILITIES AND MEMBERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$-	$5,493
Loan from related party	500	500

TOTAL LIABILITIES	500	5,993

STOCKHOLDERS' DEFICIENCY
Common stock $0.0001 par value, 2,475,585,900 shares authorized; 28,980,859 shares issued and outstanding at December 31, 2013 and 24,755,859 shares issued and outstanding at December 31, 2012	2,898	2,476
Additional paid-in-capital	55,002	17,024
Deficit accumulated during development stage	(45,608)	(21,805)
TOTAL STOCKHOLDERS' DEFICIENCY	12,292	(2,305)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	12,792	3,688

See accompanying notes to financial statements.

CÜR Media, Inc.
(Formerly Duane Street Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Period from November 17, 2011 (inception) to December 31,
	2013	2012	2013

Revenues	$-	$-	$-

Operating expenses:
General and administrative:
Filing fees	4,697	6,538	11,235
Franchise tax expense	-	400	400
Other costs	2,922	213	3,135
Professional fees	16,184	14,654	30,838

Total operating expenses	23,803	$21,805	45,608

Net Loss	(23,803)	(21,805)	(45,608)

Net loss per share - basic and diluted:

Net loss per share attributable to common stockholders	(0.001)	(0.001)

Weighted average number of common shares outstanding	26,376,407	24,755,859

See accompanying notes to financial statements.

CÜR Media, Inc.
(Formerly Duane Street Corp.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period from NOVEMBER 17, 2011 (INCEPTION) to DECEMBER 31, 2013

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Inception (November 17, 2011)	-	$-	$-	$-	$-

Issuance of common stock	24,755,859	2,476	17,024	-	19,500

Loss for the period	-	-	-	-	-

Balance, December 31, 2011	24,755,859	2,476	17,024	-	19,500

Loss for the year	-	-	-	(21,805)	(21,805)

Balance, December 31, 2012	24,755,859	2,476	17,024	(21,805)	(2,305)

Issuance of common stock	4,225,000	422	37,978		38,400

Loss for the year	-	-	-	(23,803)	(23,803)

Balance, December 31, 2013	28,980,859	2,898	55,002	(45,608)	12,292

See accompanying notes to financial statements.

CÜR Media, Inc.
(Formerly Duane Street Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Period from November 17, 2011 (Inception) to December 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net Loss	$(23,803)	$(21,805)	$(45,608)

Changes in operating assets and liabilities
Accounts payable and accrued expenses	(5,493)	5,493	-
Prepaid expenses	(1,500)	-	(1,500)
Due from shareholders	-	19,500	-
Net cash provided by (used in) operating activities	(30,796)	3,188	(47,108)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	38,400	-	57,900
Proceeds from related party loan		500	500
Net cash provided by financing activities	38,400	500	58,400

Net increase in cash	7,604	3,688	11,292

Cash at the beginning of the period	3,688	-	-

Cash at the end of the year	$11,292	$3,688	$11,292

See accompanying notes to financial statements.

CÜR MEDIA, INC.
formerly known as Duane Street Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

1.	Nature of Business and Basis of Presentation.

CÜR Media, Inc. (formerly Duane Street Corp.) is a Delaware corporation (the “Corporation” or the “Company”), incorporated under the laws of the State of Delaware on November 17, 2011. The Corporation is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and Reporting by Development Stage Enterprises”.

The business plan of Duane Street Corp. was the manufacturing and marketing of baby products but the Company was not successful in its efforts and discontinued the line of business.  Since that time, the Company was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

As a result of the Contribution and Split-Off discussed further in Note 6 – Subsequent Events, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices, and will continue the existing business operations of Raditaz as a publicly-traded company.

Basis Of Preparation.
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  These should be read in conjunction with Amendment No. 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2014.

On January 31, 2014, the Company’s board of directors authorized a 16.503906-for-1 forward split of the Company’s common stock, $0.001 par value per share (“Common Stock”) in the form of a dividend, with a record date of February 11, 2014 (the “Record Date”), and the payment date of February 14, 2014 (the “Payment Date”).  On the Payment Date, each shareholder of the Company’s Common Stock as of the Record Date received 15.503906 additional shares of Common Stock for each one share owned.  Share and per share numbers herein relating to the Company’s Common Stock have been retrospectively adjusted to give effect to this forward stock spilt, unless otherwise stated.

Going concern.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no established source of revenue and intends to fund operations through equity financing arrangements. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

The Company completed a first closing of a private equity offering on January 28, 2014 whereby the Company raised $4.075 million in proceeds prior to the deduction of expenses related to the transaction.  In addition, the Company completed a second closing of a private equity offering on March 14, 2014 whereby the Company raised $4.635 million in proceeds prior to the deduction of expenses related to the transaction.  On March 28, 2014, the Company completed a third closing of a private equity offering whereby the Company raised $970,125 in proceeds prior to the deduction of expenses related to the transaction. The new capital will be used to fund ongoing operations of the Company.  The Company will also require additional capital prior to launching the CÜR music streaming applications in 2014.

CÜR MEDIA, INC.
formerly known as Duane Street Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

Management believes that it will be successful in obtaining sufficient financing to execute its operating plan.  However, no assurances can be provided that the Company will secure additional financing or achieve and sustain a profitable level of operations.  To the extent that the Company is unsuccessful in its plans, the Company may find it necessary to contemplate the sale of its assets and curtail operations.

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

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Earnings per share.
The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares. As of December 31, 2013 and 2012, the Company had no potentially dilutive shares.

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

3.	Related Party Transactions

Details of transactions between the Company and related parties are disclosed below.

The following entities have been identified as related parties :

Peretz Aisenstark	Director and greater than 10% stockholder
Yair Shofel	Director and greater than 10% stockholder

	December 31	December 31
	2013	2012

The following transactions were carried out with related parties:

Balance sheet:
Loan from related party	$(500)	$(500)

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

4.	Stockholders’ Deficit

Common Stock
On December 5, 2011, the Corporation issued 24,755,859 shares of Common Stock to the directors and officers of the Corporation at a price of $0.00079 per share, for $19,500. The proceeds from the sale of shares were recorded as a receivable at December 31, 2011 and deposited in full, into the Company’s bank account on August 13, 2012.

On August 13, 2013, the Corporation issued 4,225,000 shares of Common Stock to various shareholders at a price of $0.009 per share, for $38,400.  These proceeds consisted of $29,249 in cash from various shareholders and $9,151 for shares issued to satisfy a balance due to a shareholder for expenses paid on the Company’s behalf.

5.	Income Taxes

Income Taxes
The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at December 31, 2013 and 2012.

At December 31, 2013, the Company had estimated net loss carry forwards of approximately $45,608, which expires through its tax year ending 2032. Utilization of the net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

6.	Subsequent Events

The Company’s management has evaluated the effects of events occurring subsequent to December 31, 2013 and through the date these financial statements were available to be issued, and has determined that no events have occurred that would require adjustment to, or disclosure in, the accompanying financial statements, except as described below.

Contribution of Raditaz Membership Interests
The Company was incorporated as Duane Street Corp. in Delaware on November 17, 2011, to engage in the business of manufacturing and marketing baby products.  The Company was not successful in its efforts and discontinued this line of business.  Since inception the Company has been a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

CÜR MEDIA, INC.
formerly known as Duane Street Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

On January 28, 2014, the Company consummated a contribution transaction with Raditaz, LLC, a limited liability company organized in the State of Connecticut on February 15, 2008.  Pursuant to the Contribution, all 39,249,885 outstanding Raditaz limited liability company membership interests were exchanged for approximately 10,000,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and outstanding options to purchase 6,500,000 common units of Raditaz were exchanged for an aggregate of (i) approximately 1,339,721 non-statutory stock options to purchase shares of the Common Stock at an average exercise price of approximately $3.63 per share, and (ii) approximately 316,330 restricted stock awards (of which approximately 221,862 are fully vested and represent approximately 221,862 issued and outstanding shares of  Common Stock).  As a result of the Contribution, Raditaz became the Company’s wholly owned subsidiary.

In connection with the Contribution and pursuant to the Split-Off Agreement (defined below), the Company transferred its pre-Contribution assets and liabilities to Peretz Yehuda Aisenstark and Yair Shofel, the pre-Contribution majority stockholders, in exchange for their surrender and cancellation of an aggregate of approximately 24,755,859 shares of Common Stock.

As a result of the Contribution and Split-Off, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices, and will continue the existing business operations of Raditaz as a publicly-traded company.

Also on January 28, 2014, the Company closed a private placement offering of approximately 4,075,036 units of the Company’s securities, at a purchase price of $1.00 per unit, each Unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at an exercise price of $2.00 per share for a term of five years for gross proceeds of approximately $4,075,036

On January 31, 2014, the Company changed its name to “CÜR Media, Inc.,” a name which more accurately represents the new business focus.  In connection with the name change, the Company changed its OTC trading symbol to “CURM.”

Effective as of January 31, 2014, the Company also increased the number of authorized shares to 310,000,000 shares, consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share.

On March 14, 2014, the Company consummated a second closing (the "Second Closing") of the PPO, in connection with which the Company issued and sold approximately 4,635,019 additional units, at a purchase price of $1.00 for gross proceeds (before deducting commissions and expenses of the PPO) of $4,635,019.  Each unit purchased included one five-year warrant to purchase one share of Common Stock at $2.00 per share.

On March 28, 2014, the Company consummated a third closing (the "Third Closing") of the PPO, in connection with which the Company issued and sold approximately 970,245 additional units, at a purchase price of $1.00 for gross proceeds (before deducting commissions and expenses of the PPO) of $970,245.  Each unit purchased included one five-year warrant to purchase one share of Common Stock at $2.00 per share.

In accordance with “reverse acquisition” accounting treatment, the Company’s historical financial statements as of period ends, and for periods ended, prior to the Contribution will be replaced with the historical consolidated financial statements of Raditaz prior to the Contribution in all future filings with the SEC.

CÜR MEDIA, INC.
formerly known as Duane Street Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

Thomas Brophy Employment Agreement

On January 28, 2014, the Company entered into an Employment Agreement (the “Employment Agreement”) with Thomas Brophy, pursuant to which he will serve as the Company’s President, Chief Executive Officer, interim Chief Financial Officer and Treasurer. The Employment Agreement has an initial term through December 31, 2015, which term shall be automatically extended for successive one-year periods unless terminated by either party on at least three months’ advance written notice.  In consideration for his services, Mr. Brophy will earn an initial annual base salary of $250,000 (“Base Salary”), and is entitled to receive a minimum annual bonus in the amount of $50,000 (“Annual Bonus”).

In the event of Mr. Brophy’s death or Disability, as such term is defined in the Employment Agreement, the Company will pay him for any unreimbursed expenses incurred, accrued but unpaid then current Base Salary and Annual Bonus and other accrued but unpaid employee benefits as provided in the Employment Agreement, in each case through the date of termination (the “Accrued Amounts”), for a period of six months following such death or Disability.

If Mr. Brophy’s employment is terminated by the Company for a reason other than Cause, as such term is defined in the Employment Agreement, or by Mr. Brophy for Good Reason, as such term is defined in the Employment Agreement, and subject to Ms. Brophy's compliance with other terms of the Employment Agreement, then the Company will pay him (i) the Accrued Amounts, (ii) a lump sum payment equal to eighteen (18) months’ Base Salary, which payment will be made on the 60th day following the date of termination, and (iii) if Mr. Brophy elects to continue his medical coverage under COBRA, the Company shall pay for coverage under COBRA for eighteen (18) months following the date of termination.

If Mr. Brophy voluntarily terminates the Employment Agreement, or the Company terminates his employment for Cause, than he shall be entitled to receive the Accrued Amounts.

The Employment Agreement contains non-competition, non-solicitation and confidentiality covenants of Mr. Brophy.

John A. Lack Consulting Agreement

On January 28, 2014, the Company entered into a Consulting Agreement with John A. Lack, Chairman of our Board (the “Consulting Agreement”), pursuant to which Mr. Lack will provide strategic advisory services to the Company on an independent contractor basis.  The Consulting Agreement has a term of 12 months.  The services to be provided by Mr. Lack include, but are not limited to, the following:

•	Assist with the development and execution of the Company’s brand, marketing and sales strategies;

•	Assist with development of the design of the user interface and user experience of Company’s applications, including (amongst others) the Company’s music streaming application;

•	Use existing relationships with music companies, including Universal Music Group, Sony Music Entertainment, Warner Music Group (among others) to negotiate licensing arrangements for the Company;

•	Advise on the selection and hire of senior executives for the Company; and

•	Assist the Company in its financing activities.

In connection with the Consulting Agreement, the Company is paying Mr. Lack at the annual rate of $125,000 payable in equal monthly installments. The Company also granted him 4-year non-statutory stock options to purchase 400,000 shares of the Company’s Common Stock, exercisable, upon vesting, at a price of $1.00 per share.  Mr. Lack shall also be entitled to receive 4-year options to purchase up to an additional 400,000 shares of the Company’s Common Stock at a purchase price based upon value of the Company’s Common Stock on the date of grant, which shall be granted upon the achievement of certain milestones of the Company to be determined by the Board.

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Contribution Agreement, dated as of January 28, 2014, by and among the Registrant, Raditaz, and the holders of a majority of Raditaz’s membership interests(1)
3.1	3.1	Certificate of Incorporation of Registrant filed November 17, 2011(2)
3.2	3.2	Amended and Restated Articles of Incorporation of Registrant filed January 31, 2014 (1)
3.3	3.3	By-Laws of the Registrant (2)
4.1	4.1	Form of PPO Warrant of the Registrant(1)
4.2	4.2	Form of Broker Warrant of the Registrant(1)
10.1	10.1	Services Agreement, dated March 11, 2014, between the Registrant and Wondersauce, LLC(3)
10.2	10.1
Split-Off Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant’s wholly owned Delaware subsidiary(1)

10.3	10.2
General Release Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant’s wholly owned Delaware subsidiary(1)

10.4	10.3	Indemnification Share Escrow Agreement, dated January 28, 2014 by and among the Registrant, Thomas Brophy, and Gottbetter & Partners, LLP, as escrow agent(1)
10.5	10.4	Form of Lock-Up Agreement between the Registrant and the officers, directors and 10% stockholders of the registrant party thereto(1)
10.6	10.5	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(1)
10.7	10.3	Revised Form of Securities Purchase Agreement between the Registrant and the investors party thereto(3)
10.8	10.6	Subscription Escrow Agreement, dated December 30, 2013, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(1)
10.9	10.5	Amendment No. 1 to Subscription Escrow Agreement, dated January 31, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.10	10.6	Amendment No. 2 to Subscription Escrow Agreement, dated March 13, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.11	10.7	Placement Agency Agreement, dated December 30, 2013, between the Registrant and Gottbetter Capital Markets, LLC(1)
10.12	10.8	Amendment No. 1 to Placement Agency Agreement, dated January 31, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.13	10.9	Amendment No. 2 to Placement Agency Agreement, dated March 13, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.14	10.8	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(1)
10.15*	10.9	Employment Agreement, dated January 28, 2014, between the Registrant and Thomas Brophy(1)
10.16*	10.10	Consulting Agreement, dated January 28, 2014, between the Registrant and John A. Lack(1)
10.17*	10.11	Employment Agreement, dated March 11, 2014, between the Registrant and Gordon C. Mackenzie III(3)
10.18*	10.11	The Registrant’s 2014 Equity Incentive Plan(1)
10.19*	10.13	Form of Non-Qualified Stock Option Agreement of the Registrant(3)
10.20	10.12	Form of Side Letter between the Registrant and its pre-Contribution stockholders
16.1	16.1	Letter from Dov Weinstein & Co. C.P.A. to the Securities Exchange Commission, dated February 27, 2014(4)

21.1	**	List of Subsidiaries
31.1	**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
______________
(1)           Filed with the Securities and Exchange Commission on February 3, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated January 28, 2014, which exhibit is incorporated herein by reference.

(2)           Filed with the Securities and Exchange Commission on September 7, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-183760), which exhibit is incorporated herein by reference.

(3)           Filed with the Securities and Exchange Commission on February 17, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated February 11, 2014, which exhibit is incorporated herein by reference.

(4)           Filed with the Securities and Exchange Commission on February 28, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated February 24, 2014, which exhibit is incorporated herein by reference.

*             Management contract or compensatory plan or arrangement

**           Filed herewith