Form 10-Q
period 2014-03-31
CUR MEDIA, INC.
filed 2014-05-15
CIK 1556226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_________

Commission file number: 333-183760

CÜR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0375741
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2217 New London Turnpike South Glastonbury, CT 06073
(Address of principal executive offices)

(860) 430-1520
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☐

(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 15, 2014, there were 24,569,809 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CÜR MEDIA, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words "believes", "anticipates", "expects", “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Quarterly Report to the “Company”, “CÜR Media”, “we”, “us”, or “our”, are to CÜR Media, Inc. (formerly known as Duane Street Corp.).

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Amendment No. 2 to the Current Report on Form 8-K we filed with the SEC on April 23, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CÜR MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	F-1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and for the period from February 15, 2008 (inception) to March 31, 2014 (unaudited)	F-2

Condensed Consolidated Statements of Changes in Stockholder's Equity (Deficiency) for the period from February 15, 2008 (inception) to March 31, 2014 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the cumulative period from February 15, 2008 (inception) to March 31, 2014 (unaudited)	F-4

Notes to Unaudited Interim Financial Statements	F-5

CÜR Media, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,232,694	$-
Prepaid Expenses	18,214	27,835
Other Current Assets	3,000	3,000
TOTAL CURRENT ASSETS	7,253,908	30,835

Property and Equipment, net	17,632	3,545

TOTAL ASSETS	$7,271,540	$34,380

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILIITES
Accounts Payable	$220,625	$170,838
Accrued Liabilities and Other Current Liabilities	68,029	236,426
Note Payable, Short-Term	25,146	175,000
TOTAL CURRENT LIABILITIES	313,800	582,264
Derivative Liabilities	4,479,126	-
Notes Payable, Long-Term	56,422	62,755
TOTAL LONG TERM LIABILITIES	4,535,548	62,755
TOTAL LIABILITIES	4,849,348	645,019

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of March 31, 2014 or December 31, 2013)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 24,569,809 and 13,114,032 issued at March 31, 2014 and December 31, 2013, respectively and 24,802,495 and 13,335,890 outstanding at March 31, 2014 and December 31, 2013, respectively)	2,457	1,311
Additional Paid-In-Capital	4,605,847	4,924,194
Deficit Accumulated During Development Stage	(2,186,112)	(5,536,144)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	2,422,192	(610,639)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$7,271,540	$34,380

See accompanying notes to financial statements.

CÜR Media, Inc. (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended March 31,		Period from February 15, 2008 (Inception) to March 31,
	2014	2013	2014

REVENUES	$0	$0	$28,592

OPERATING EXPENSES
Research and Development	662,331	253,562	4,754,115
General and administrative	124,484	24,245	645,492
Stock based Compensation	1,436,781	36,609	1,697,350
Impairment of Goodwill	-	-	634,799
Depreciation and amortization	1,229	3,321	126,302

TOTAL OPERATING EXPENSES	2,224,825	$317,737	7,858,058

OTHER INCOME (EXPENSE)
Interest Expense	(4,338)	(5,380)	(44,452)
Interest Income	1,114	4	9,725
Other Income	41,937	-	141,937

TOTAL OTHER INCOME (EXPENSE)	38,713	(5,376)	107,210

NET LOSS	$(2,186,112)	$(323,113)	$(7,722,256)

Basic and diluted net loss per share	$(0.13)	$(0.03)
Weighted average number of shares outstanding, basic and diluted	17,442,013	10,919,355

See accompanying notes to financial statements.

CÜR Media, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) Period From February 15, 2008 (Inception) to March 31, 2014 (unaudited)

	Common Stock		Additional Paid In	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance, February 15, 2008	-	$-	$-	$-	$-
Issuance of Common Stock	4,114,336	411	99,589		100,000
Net Loss			-	(17,487)	(17,487)
Balance, December 31, 2008	4,114,336	411	99,589	(17,487)	82,513

Issuance of Common Stock	1,515,185	152	1,495,485		1,495,637
Stock Compensation Expense			27,816	-	27,816
Net Loss				(998,930)	(998,930)
Balance, December 31, 2009	5,629,521	563	1,622,890	(1,016,417)	607,036

Issuance of Common Stock	1,045,684	105	1,008,246	-	1,008,351
Stock Compensation Expense			51,679	-	51,679
Net Loss			-	(1,648,082)	(1,648,082)
Balance, December 31, 2010	6,675,205	668	2,682,815	(2,664,499)	18,984

Issuance of Common Stock	1,827,778	182	696,399	-	696,581
Stock Compensation Expense			56,737	-	56,737
Net Loss			-	(831,733)	(831,733)
Balance, December 31, 2011	8,502,983	850	3,435,951	(3,496,232)	(59,431)

Issuance of Common Stock	1,758,220	176	539,445	-	539,621
Stock Compensation Expense			35,725	-	35,725
Net Loss			-	(1,017,820)	(1,017,820)
Balance, December 31, 2012	10,261,203	1,026	4,011,121	$(4,514,052)	(501,905)

Issuance of Common Stock	2,852,829	285	836,515		836,800
Stock Compensation Expense			76,558		76,558
Net Loss				$(1,022,092)	(1,022,092)
Balance, December 31, 2013	13,114,032	1,311	$4,924,194	$(5,536,144)	$(610,639)

Issuance of Common Stock Pre-Contribution	209,755	21	61,505		61,526
Issuance of Common Stock from Warrant Exercise	186,091	19	99,675		99,694
Issuance of Common Stock and Warrants in PPO	9,680,300	968	3,619,996		3,620,964
Issuance of Common Stock to Pre-Contribution Shareholders	1,379,631	138	1,379,493		1,379,631
Stock Compensation Expense			57,128		57,128
Accumulated Deficit Recapitalization through the date of Contribution			(5,536,144)	$5,536,144	-
Net Loss				$(2,186,112)	(2,186,112)

Balance, March 31, 2014	24,569,809	$2,457	$4,605,847	$(2,186,112)	$2,422,192

See accompanying notes to financial statements.

CÜR Media, Inc.
(A Development Stage Company)
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,		Period from February 15, 2008 (Inception) to March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,186,112)	$(323,113)	$(7,722,256)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of goodwill	-	-	634,799
Depreciation and amortization	1,229	3,321	126,302
Stock compensation expense	1,436,781	36,609	1,697,350
Change in fair value of derivative liabilities	(41,937)	-	(41,937)

Changes in assets and liabilities
Prepaid expenses	9,621	(21,278)	(18,214)
Other current assets	-	3,577	-
Accounts payable	49,787	61,207	220,625
Accrued liabilities and other current liabilities	(168,397)	10,380	68,029
Net cash used in operating activities	(899,028)	(229,297)	(5,035,302)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	-	-	(87,890)
Security deposit	-	-	(3,000)
Purchases of property and equipment	(15,316)	(1,201)	(56,044)
Net cash used in investing activities	(15,316)	(1,201)	(146,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	250,000
Repayment of notes payable	(156,187)	-	(168,432)
Proceeds from issuance of common stock	8,303,225	263,000	12,047,841
Proceeds from issuance of demand note	-	-	285,521
Net cash provided by financing activities	8,147,038	263,000	12,414,930

NET INCREASE IN CASH	7,232,694	32,502	7,232,694

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$7,232,694	$32,502	$7,232,694

SUPPLEMENTAL CASH FLOW DISCLOSURES

Conversion of demand note into Common Stock	-	-	285,521

Issuance of Common Stock for SonicSwap, Inc. Acquisition	-	-	$634,799

See accompanying notes to financial statements.

CÜR MEDIA, INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
 For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

Note 1 – Summary of Business and Basis of Presentation

Organization and Business

Raditaz, LLC was formed in Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the “Contribution”) to CUR Media, Inc. (the “Company”) (formerly Duane Street Corp.) in exchange for approximately 10,000,000 shares of the Company’s common stock, which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, LLC at the time of the Contribution was automatically converted into shares of CUR Media Inc.’s stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the merger were converted into approximately 10,000,000 shares of common stock outstanding immediately thereafter. The Contribution is considered to be a recapitalization of the Company which has been retrospectively applied to these financial statements for all periods presented. In connection with the recapitalization, the accumulated deficit of $5,536,144 from the period from February 15, 2008 (inception) through the date of the Contribution was reclassified to additional Paid-in-Capital.

As a result of the Contribution, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices. The Company is currently developing CÜR, a hybrid internet radio and on-demand music streaming service.

Development Stage

The Company is considered to be a development stage company, as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915-10, in that the Company is devoting substantially all of its efforts to establishing a new business where planned principal operations have commenced, but no significant revenues have been derived from these operations.

In addition, the Company’s developed technology may not be ready for commercialization until late 2014, if at all. The Company expects to continue to incur losses through commercialization and beyond as it anticipates significant expenditures on development, marketing and licensing content from music companies, while it attempts to grow the number of users subscribing to its service. The Company cannot predict when, if ever, it will become profitable.

Basis of Presentation

The accompanying consolidated financial statements include the activities of CUR Media, Inc. and its wholly owned subsidiary, Raditaz LLC. All intercompany transactions have been eliminated in these consolidated financial statements.

The financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of the Company's management, the financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's financial position for the periods presented.

CÜR MEDIA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s audited financial statements as amended filed with Securities Exchange Commission on Form 8-K/A for the year ended December 31, 2013.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in Amendment No. 2 to the Current Report on Form 8-K the Company filed with the SEC n April 23, 2014.

Note 2 – Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred a net loss of $2,186,112 and $323,113 in the three months ending March 31, 2014 and 2013, respectively. The Company is currently developing CÜR, a hybrid internet radio and on-demand music streaming service and has not generated material revenue from operations and anticipates needing additional capital prior to launching CÜR to execute the current operating plan. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Contribution, the Company completed a first closing of a private equity offering on January 28, 2014 whereby the Company raised approximately $4.075 million in proceeds prior to the deduction of expenses related to the transaction. In addition, the Company completed a second closing of a private equity offering March 14, 2014 whereby the Company raised approximately $4.635 million in proceeds prior to the deduction of expenses related to the transaction. On March 28, 2014 the Company completed a third closing of a private equity offering whereby the Company raised $970,245 in proceeds prior to the deduction of expenses related to the transaction. The new capital will be used to fund ongoing operations of the successor company. Based on management projections, the Company contemplates raising an additional $25 – 30 million prior to the planned launch of CÜR, to implement the business plan, market CÜR, provide content license costs, and working capital. This fundraising has not yet begun, and no specific terms have been set. The Company plans to launch the CÜR music streaming product and platform in late 2014.

CÜR MEDIA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

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

Note 3 – Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and intense competition. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, content licensing, regulatory and other risks including the potential for business failure.

Note 4 – Debt Instruments

On February 28, 2012, the Company entered into a convertible promissory drawdown note (“CI Note”) with Connecticut Innovations Incorporated (“CT Innovations”) for up to $150,000. The Company received $75,000 on February 28, 2012. The CI Note bore interest at 12% per annum, was due on February 28, 2014 and included a provision whereby, after a qualified financing, as defined, CT Innovations may have converted the amount outstanding under the CI Note, including principal and accrued interest into equity securities being sold by the Company, at a 25% discount to the offering price. The note included a provision whereby the lender could, at its sole discretion, demand payment in an amount equal to two times the principal and outstanding and unpaid interest as of the demand date upon the occurrence of a liquidation event or change of control event as defined in the CI Note. The Company received an additional $75,000 in connection with the CI Note on October 26, 2012. As of December 31, 2013, the Company had $150,000 in principal recorded as Note Payable in the long-term and short-term liability section of the Company’s balance sheet. Under the terms of the agreement, the CI Note was repaid in full with accrued interest on February 28, 2014.

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The Company received $100,000 on June 19, 2012. The State of CT Note bears interest at 2.5% per annum. Commencing on the thirteenth month following the loan date and continuing on the first day of each month thereafter principal and interest shall be payable in 48 equal, consecutive monthly installments. The full principal and all accrued interest are due and payable on June 19, 2017. The Company also received a grant of $100,000 (“DECD Grant”) from CT DECD. The DECD Grant was recorded as other income for the year ended December 31, 2012. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of March 31, 2014 and December 31, 2013, the Company had $56,422 and $62,755 in principal recorded as Note Payable in the long-term sections of the Company’s balance sheet, respectively and $25,146 and $25,000 in short-term liability, respectively.

CÜR MEDIA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

Note 5 – Derivative Liabilities

The warrants described in Note 8 qualify for derivative classification due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the three equity raises under the private placement offerings. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended March 31, 2014.

March 31, 2014

Balance at the beginning of period	$-

Addition of new derivative liabilities (warrants)	4,521,063

Change in fair value of warrants	(41,937)

Balance at the end of the period	$4,479,126

The following table summarizes the change in fair value of derivatives:

Three months ended March 31, 2014

Change in fair value of derivate liabilities during the three months ended March 31, 2014 ($41,937)

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The weighted average per-share fair value of each Common Stock Warrant of $0.425 and $0.421 was determined on the date of grant and at March 31, 2014, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At Issuance	67.62%	1.59%	0%	5.00
At March 31, 2014	67.62%	1.74%	0%	4.91

CÜR MEDIA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

Note 6 – Related Party Transactions

The Company’s Chief Executive Officer paid personally certain expenses of the Company totaling $24,235 at December 31, 2013 which is reported as other current liabilities. There were no related party transactions for the period ended March, 31, 2014.

Note 7 – Common Stock

Prior to the Contribution, the Company raised $61,526 by issuing 209,755 shares of the Company’s Common Stock at a price per share of $0.29. Additionally, on January 17, 2014 the Company issued 186,091 shares of common stock for proceeds of $99,694 in connection with the exercise of warrants.

On January 28, 2014, the members of Raditaz, contributed their Raditaz membership interests to the Company in exchange for approximately 10,000,000 shares of the Company’s common stock, which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, LLC, at the time of Contribution were automatically converted into shares of the Company’s common stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution was converted into approximately 10,000,000 shares of common stock outstanding immediately thereafter.

Concurrently with the closing of the Contribution and in contemplation of the Contribution, the Company held a closing of its private placement offering (“PPO”) of 4,075,036 units of its common stock, at a price of $1.00 per unit, for gross proceeds (before deducting commissions and expenses of the PPO) of $4,075,036. Each unit was comprised of one share of common stock and a warrant to purchase one share of our common stock. Each warrant carries a term of five years. An aggregate of approximately 4,075,036 units were sold in the initial closing of the PPO with a total of approximately 4,482,540 warrants as discussed in Note 8.

On March 14, 2014, the Company consummated a second closing (the "Second Closing") of the PPO, in connection with which the Company issued and sold approximately 4,635,019 additional units, at a purchase price of $1.00 for gross proceeds (before deducting commissions and expenses of the PPO) of $4,635,019. Each unit was comprised of one share of common stock and a warrant to purchase one share of the Company’s common stock. Each warrant carries a term of five years. An aggregate of approximately 4,635,019 units were sold in the second closing of the PPO with a total of approximately 5,098,466 as discussed in Note 8.

On March 28, 2014, the Company consummated a third and final closing of the PPO, in connection with which the Company issued and sold approximately 970,245 additional Units at the PPO Price of $1.00 for gross proceeds (before deducting commissions and expenses of the PPO) of $970,245. Each unit was comprised of one share of common stock and a warrant to purchase one share of our common stock. Each warrant carries a term of five years. An aggregate of approximately 970,245 units were sold in the third and final closing of the PPO with a total of approximately 1,067,275 as discussed in Note 8.

As a result of the three closings of the PPO discussed above, a total of 9,680,300 shares of common stock were issued. Proceeds were received of approximately $8,200,000, net of costs associated with the placement of approximately $1,500,000. As of March 31, 2014, warrants entitle their holders to purchase approximately 9,680,300 shares of common stock with a term of five years and an exercise price of $2.00 per share and broker warrants entitle their holders to purchase approximately 967,981 shares of common stock with a term of five years and an exercise price of $1.00 per share.

CÜR MEDIA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

Prior to the Contribution, eleven stockholders of the Company (“Pre-Contribution Transaction Stockholders”), entered into an agreement (“Side Sale Agreement”) to which they agreed to cancel a portion of their shares after the initial PPO such that the aggregate number of shares they collectively held following such cancellation would be equal to 19.9% of the total outstanding shares of the Company’s common stock. Subsequent to the initial PPO, approximately 715,280 shares were cancelled. Terms included in the agreement discussed the issuance of additional shares to the shareholders in the event there were additional closings of the PPO following the initial closing so as to maintain their 19.9% common stock ownership position. As a result of the second and third closing, an aggregate of approximately 1,379,631 restricted shares of common stock were issued to the pre-contribution transaction stockholders. The Company recorded $1,379,631 of stock based compensation expense in connection with the issuance of the shares with a fair value per share of $1.00.

On March 25, 2014 the Company entered into a contract with a consultant pursuant to which the Company will issue shares in exchange for advisory services. Pursuant to the services agreement the Company was obligated to issue 60,000 shares of common stock as of March 25, 2014 in prepayment of services to be provided under the agreement. As of May 14, 2014, the Company had not issued any shares under this agreement.

Note 8 – Common Stock Warrants

At December 31, 2013, the Company had warrants outstanding to purchase 1,227,656 shares of the Company’s common stock at $0.54 per share. Warrants to purchase 186,091 shares of common stock were exercised on January 17, 2014 for proceeds of $99,694. Prior to the Contribution of Raditaz membership interests discussed above, the remaining warrants exercisable into 1,041,565 underlying shares were cancelled.

Concurrently with the closings of the Contribution and the private placements, discussed above, the Company issued warrants with respect to 9,680,300 underlying common shares to the investors in the PPO. Each warrant has a term of five years to purchase one share of common stock at $2.00 per share. The PPO warrants have weighted average anti-dilution and price protection, and a cashless exercise provision, which are subject to customary exceptions.

In addition, the placement agent received warrants exercisable for a period of five years to purchase a number of shares of Common Stock equal to 10% of the number of shares of common stock sold to investors introduced by it, with a per share exercise price of $1.00. As a result of the foregoing, the placement agent was issued Agent Warrants with respect to 967,981 underlying shares of the Company’s common stock.

CÜR MEDIA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

Common Stock Warrant activity during the three months ended March 31, 2014 was as follows:

	Common Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2013	1,227,656	0.54
Granted	10,648,281	1.91
Cancelled/Forfeited	(1,041,565)	0.54
Exercised	(186,091)	0.54
Balance as of March 31, 2014	10,648,281	$1.91

The weighted average per-share fair value of each Common Stock Warrant of $0.42 was determined on the date of grant using the Black-Scholes pricing model (see Note 5).

Note 9 – Equity Incentive Awards

Stock Compensation Plans

In November 2008, the board of directors of the Company adopted the 2008 Restricted Stock Plan, as amended (the "2008 Plan"). The 2008 Plan provides for the issuance of restricted common shares (“options”). Common Shares reserved for issuance under the 2008 Plan as of December 31, were 1,656,053.

Under the 2008 Plan, the Company determines various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period), exercise price, and payment terms.

Certain of the Company’s options grants include a right to repurchase a terminated individual’s options at a repurchase price equal to the lower of the exercise price or the fair value of the restricted common stock at the termination date, during the 18 months following the termination of an individual's service with the Company, for any reason. During the year ended December 31, 2013, the Company repurchased 10,191 options. No consideration was provided for the repurchases in either year as the fair value of the restricted common stock at the termination date was estimated to be zero.

Upon closing of the Contribution (discussed above), the Board adopted, and the stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”) which provides for the issuance of incentive awards of up to 4,000,000 shares of common stock to officers, key employees, consultants and directors.

Under the 2014 Plan, the Company determines various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period), exercise price, and payment terms.

CÜR MEDIA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

Stock Options

Option activity during the three months ended March 31, 2014 and for the year ended December 31, 2013 was as follows:

	Options Outstanding
	Units Authorized	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of January 1, 2014	1,656,053	1,339,728	$0.22	6.0
Additional units authorized	2,343,947
Granted		2,342,921	$1.00
Cancelled/Forfeited		-
Repurchased		-
Balance as of March 31, 2014	4,000,000	3,682,649	$0.69	9.1
Exercisable March 31, 2014		911,583	$0.21

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $0.62 for options granted for the three months ended March 31, 2014. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

Three Months Ended March 31, 2014
Exercise Price	1.00
Expected life (years)	6.13
Risk-free interest rate	1.61%
Expected volatility	67.62%
Expected dividend yield	0%

The expected life of options granted represents the weighted average period that the options are expected to remain outstanding. The Company determined the expected life assumption based on the Company's historical exercise behavior combined with estimates of the post-vesting holding period. Expected volatility is based on historical volatility of peer companies in the Company's industry that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on its common membership interests.

CÜR MEDIA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

Stock-based Compensation Expense

As of March 31, 2014, total compensation cost related to stock options granted, but not yet recognized, was $1,508,773 which the Company expects to recognize over a weighted-average period of approximately 1.61 years. Stock-based compensation expenses related to all employee and non-employee stock-based awards were $56,671 and $36,152 for the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock Awards

During 2011, the Company had issued restricted stock awards with respect to 359,640 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 20% per year. As of December 31, 2013 and March 31, 2014, 221,858 and 232,687 restricted common shares were outstanding but not yet issued under these awards, respectively. The Company is obligated to issue these awards upon request by the holder of the award. During the each of the three month periods ended March 31, 2014 and 2013, the Company recorded stock based compensation of $457. As of March 31, 2014, unrecognized stock based compensation expense related to restricted stock awards granted, but not yet vested was $2,562 which the Company expects to recognize over a weighted average period of less than one year.

Note 10 – Subsequent Events:

Equity Incentive Plan

Upon closing of the Contribution, the Board adopted, and the stockholders approved, the 2014 Plan which provides for the issuance of incentive awards of up to 4,000,000 shares of the Company’s common stock to officers, key employees, consultants and directors. On April 21, 2014 the 2014 Plan was amended to increase the total number of shares of common stock reserved for issuance thereunder from 4,000,000 to 4,250,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in Amendment No. 1 to the Current Report on Form 8-K we filed with the SEC on March 31, 2014, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

The following discussion highlights the our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

References in this section to “CÜR Media,” “we,” “us,” “our,” “the Company” and “our Company” refer to CÜR Media, Inc., and its consolidated subsidiary, Raditaz, LLC (“Raditaz”).

Basis of Presentation

As a result of the Contribution (as defined below) and the related change in our business and operations, a discussion of our past financial results is not pertinent, and under applicable accounting principles the historical financial results of Raditaz the accounting acquirer, prior to the Contribution are considered the historical financial results of the Company.

The audited financial statements for our fiscal years ended December 31, 2013 and the audited financial statements as amended filed with the Securities Exchange Commission on Form 8-K/A on April 13, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

General Overview

Raditaz was founded as a Connecticut limited liability company in February 2008. Activities since inception were devoted primarily to the development and commercialization of Raditaz, a DMCA compliant internet radio product. Raditaz was launched in early 2012 and the platform was continually developed and improved through November 2013 when its iOS, Android and web products were removed from the market, to allow us to focus on the further development of our product.

The Raditaz music streaming platform and products have been under development since 2010 and, prior to the PPO (as defined below) have been financed from angel investments in the aggregate amount of approximately $4,858,000, $150,000 of financing from a promissory note from CT Innovations, Incorporated, and a $100,000 promissory note and a $100,000 grant from the State of Connecticut Department of Economic Development.

On January 28, 2014, we consummated a contribution transaction (the “Contribution”) with Raditaz, pursuant to a Contribution Agreement by and among the Company, Raditaz, and the holders of a majority of Raditaz’s limited liability company membership interests (the “Contribution Agreement”). In connection with the Contribution, and in accordance with the terms and conditions of the Contribution Agreement, all 39,249,885 outstanding Raditaz limited liability company membership interests were exchanged for approximately 10,000,000 restricted shares of our common stock, par value $0.0001 per share (“Common Stock”), and outstanding options to purchase 6,500,000 restricted common units of Raditaz were exchanged for an aggregate of (i) approximately 1,339,722 non-statutory stock options to purchase shares of our Common Stock at an average exercise price of approximately $3.63 per share, and (ii) approximately 316,331 restricted stock awards (of which approximately 221,863 were fully vested and represent approximately 221,863 outstanding shares of our Common Stock). As a result of the Contribution, Raditaz became our wholly owned subsidiary.

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

In connection with the Contribution and Split-Off, we changed our business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices, and will continue the existing business operations of Raditaz as a publicly-traded company. As a result of the Contribution and Split-Off, we ceased to be a shell company.

Also on January 28, 2014, we consummated an initial closing (the “Initial Closing”) of our private placement offering (the “PPO”) of a minimum of $4,000,000 through the sale of 4,000,000 units of our securities (each, a “Unit” and collectively, the “Units”), and a maximum of $7,000,000 through the sale of 7,000,000 Units, with an additional 1,000,000 Units subject to offer and sale at our discretion pursuant to an over-allotment option (the “Over-Allotment Option”), at an offering price of $1.00 per Unit (the “PPO Price”), each Unit comprised of one (1) share of our Common Stock and a warrant to purchase one (1) share of our Common Stock at an exercise price of $2.00 per share for a term of five (5) years (“PPO Warrants”). We sold an aggregate of approximately 4,075,036 Units in the Initial Closing of the PPO, for gross proceeds of approximately $4,075,036 (before deducting placement agent fees and expenses of the PPO estimated at approximately $818,254).

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

On March 28, 2014, we consummated a third and final closing (the “Third Closing”) of the PPO, in connection with which we issued and sold approximately 970,245 additional Units at the PPO Price. The aggregate additional gross proceeds from the Third Closing of the PPO were approximately $970,245 (before deducting placement agent fees and expenses of the PPO estimated at approximately $171,102).

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

As of March 31, 2014, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any revenues from our planned principal operations. Accordingly, we are considered to be a development stage company.

Our Strategy

Raditaz’s CÜR product (“CÜR”) is a new streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on web and mobile devices. CÜR will target consumers who are seeking a more comprehensive music streaming service. We believe that the CÜR product will include a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, with a limited on-demand offering and will include a toolset that enables consumers to curate their playlists.

In addition to revenue from subscriptions, our business plan includes a second revenue stream of personalized advertising, which never interrupts a stream but targets a user’s listening habits. The advertising will be in the form of video, display ads, email and text messages. Advertisers may also create and sponsor playlists.

Our business plan further includes a third revenue stream from the sale of music, concert tickets and merchandise through our music streaming service, tailored to each listeners taste based on prior listening trends.

In addition, Raditaz’s business plan includes distributing CÜR’s music streaming service through Apple’s iTunes App Store to iOS devices, Google’s Google Play Store to Android devices and the internet, among other distribution channels and platforms. At launch, we plan to have an iOS application, Android application and a CÜR website.

We plan to source our music from Musicnet, Inc. d/b/a Medianet Digital, Inc. We also plan to use Amazon web services to support certain of the technological needs of the business.

We plan to launch our CÜR music streaming product and platform in late 2014.

Results of Operations

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013

Revenues

We have not generated any material revenues for the three months ended March 31, 2014 or 2013.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2014 and 2013 were $2,224,825 and $317,737 respectively. The increase in total operating expenses was primarily related to an increase in employee compensation of approximately $200,000, an increase in non-cash compensation expense for stock and warrant issuances of approximately $1,400,000, an increase in consultant expenses of approximately $200,000, and an increase in other expenses of approximately $80,000.

Research and Development Expenses

For the three months ended March 31, 2014 and 2013, research and development expenses were $662,331 and $240,786, respectively. Research and development expenses increased primarily due to an increase in employee wages associated with the application development of approximately $200,000 and an increase in consultant fees for application and business development of approximately $200,000.

General and Administrative Expenses

For the three months ended March 31, 2014 and 2013, general and administrative expenses were $124,484 and $24,245, respectively. General and administrative expenses increased primarily due to an increase of $40,000 in professional expenses, legal and accounting fees, related to the activities associated with the reverse merger and re-capitalization. General and administrative expenses include wages expenses, facilities and professional fees.

Stock based Compensation Expenses

For the three months ended March 31, 2014 and 2013, stock based compensation expenses were $1,436,781 and $36,609, respectively. Stock based compensation expenses increased due to the grant of 2,342,921 options in the first quarter of 2014.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we satisfied our operating cash requirements from private placements of membership interests in Raditaz.

In January 2014, warrants to purchase 186,091 shares of common stock were exercised resulting in gross proceeds of $99,695.

In April 2012, Raditaz received subscriptions and funding for the private placement of common stock in the amount of $1,115,432, which was funded to us at various dates between April 2012 and January 9, 2014.

In the first quarter of 2012, Raditaz received subscriptions and funding for the private placement of common stock in the amount of $322,515.

During 2011, Raditaz received subscriptions for the private placement of common stock in the amount of $1,023,746, which was funded to us at various dates during 2011.

We have raised aggregate gross proceeds of approximately $9,680,300 in our PPO (before deducting placement agent fees and expenses of the PPO estimated at approximately $1,535,488). With the proceeds from the PPO, management believes we have sufficient capital to fund our research and development and related general and administrative expenses for at least the next 6-12 months of operations under our current business plan. Management believes we will need to raise additional capital prior to our planned launch of CÜR in the fourth quarter of 2014.

We are contemplating raising an additional $25 - $30 million prior to the planned launch of CÜR, to be used for marketing CÜR, content license costs and working capital. This fundraising has not yet begun, and no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all.

We expect that we will need to raise funds in order to effectuate our business plan. We anticipate that we will need to seek financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise such funds. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Immediately following the Contribution, and in connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our predecessor’s disclosure controls and procedures existing as of March 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2014, that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported in our Current Reports on Form 8-K, we have not sold any of our equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof, except as follows:

On April 25, 2014, we issued an aggregate of 60,000 non-statutory stock options under our 2014 Equity Incentive Plan to employees of the Company at an exercise price of $1.00 per share, a price equal to the PPO Price.

The issuances of the non-statutory stock options in connection with these transactions were exempt from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

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
____________
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

* Management contract or compensatory plan or arrangement

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CÜR MEDIA, INC.

Dated: May 15, 2014	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Contribution Agreement, dated as of January 28, 2014, by and among the Registrant, Raditaz, and the holders of a majority of Raditaz’s membership interests(1)
3.1	3.1	Certificate of Incorporation of Registrant filed November 17, 2011(2)
3.2	3.2	Amended and Restated Articles of Incorporation of Registrant filed January 31, 2014 (1)
3.3	3.3	By-Laws of the Registrant (2)
4.1	4.1	Form of PPO Warrant of the Registrant(1)
4.2	4.2	Form of Broker Warrant of the Registrant(1)
10.1	10.1	Services Agreement, dated March 11, 2014, between the Registrant and Wondersauce, LLC(3)
10.2	10.1
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
_________________
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