Form 10-Q
period 2014-06-30
CUR MEDIA, INC.
filed 2014-08-14
CIK 1556226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to_____________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2014, there were 24,569,809 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CÜR MEDIA, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in the Annual Report on Form 10-K we filed with the SEC on March 31, 2014. The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

CÜR MEDIA, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$5,938,999	$-
Prepaid Expenses	10,996	27,835
Other Current Assets	3,000	3,000
TOTAL CURRENT ASSETS	5,952,995	30,835
Property and Equipment, net	46,797	3,545
TOTAL ASSETS	$5,999,792	$34,380

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILIITES
Accounts Payable	$209,224	$170,838
Accrued Liabilities and Other Current Liabilities	85,263	236,426
Note Payable, Short-Term	25,304	175,000
TOTAL CURRENT LIABILITIES	319,791	582,264

Derivative Liability	4,039,163	-
Note Payable, Long-Term	47,965	62,755
TOTAL LONG TERM LIABILITIES	4,087,128	62,755
TOTAL LIABILITIES	4,406,919	645,019

STOCKHOLDERS' DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of June 30, 2014 or December 31, 2013)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 24,569,809 and 13,114,032 issued at June 30, 2014 and December 31, 2013, respectively and 24,803,769 and 13,335,890 outstanding at June 30, 2014 and December 31, 2013, respectively)	2,457	1,311
Additional Paid-In-Capital	4,682,359	4,924,194
Deficit Accumulated During Development Stage	(3,091,943)	(5,536,144)
TOTAL STOCKHOLDERS' DEFICIENCY	1,592,873	(610,639)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,999,792	$34,380

See accompanying notes to financial statements.

CÜR Media, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Research and Development	955,112	276,812	1,617,443	530,374
General and administrative	308,852	12,857	433,335	37,102
Stock based Compensation	76,512	11,018	1,513,293	47,627
Depreciation and amortization	6,263	-	7,492	3,321

TOTAL OPERATING EXPENSES	1,346,739	300,687	3,571,563	618,424

OTHER INCOME (EXPENSE)
Interest Expense	(496)	(5,584)	(4,834)	(10,964)
Interest Income	1,440	8	2,554	12
Change in fair value of derivative liabilities	439,963	-	481,900	-

TOTAL OTHER INCOME (EXPENSE)	440,907	(5,576)	479,620	(10,952)

NET LOSS	$(905,832)	$(306,263)	$(3,091,943)	$(629,376)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.15)	$(0.06)

Weighted average number of shares outstanding, basic and diluted	24,803,146	11,711,564	21,163,471	11,317,840

See accompanying notes to financial statements.

CÜR MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,091,943)	$(629,376)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,492	3,321
Stock based compensation	1,513,293	47,627
Change in fair value of derivative liabilities	(481,900)	-
Changes in assets and liabilities
Prepaid Expenses	16,839	(3,716)
Other Current Assets	-	3,577
Accounts Payable	38,386	121,259
Accrued Liabilities and Other Current Liabilities	(151,165)	1,042
Net cash used in operating activities	(2,148,998)	(456,266)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(50,742)	(1,201)
Net cash used in investing activities	(50,742)	(1,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(164,486)	(2,034)
Proceeds from issuance of common stock	8,303,225	534,000
Net cash provided by financing activities	8,138,739	531,966

NET INCREASE IN CASH	5,938,999	74,499

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$5,938,999	$74,499

See accompanying notes to financial statements.

CÜR MEDIA, INC.

Notes to Condensed Financial Statements
 For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

Note 1 – Summary of Business and Basis of Presentation

Organization and Business

CÜR Media, LLC (formerly known as Raditaz, LLC) (“Raditaz”) was formed in Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the “Contribution”) to CUR Media, Inc. (formerly known as Duane Street Corp.) (the “Company”) in exchange for approximately 10,000,000 shares of the Company’s common stock, which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of the Contribution was automatically converted into shares of the Company’s common stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 10,000,000 shares of the Company’s common stock outstanding immediately thereafter. The Contribution is considered to be a recapitalization of the Company which has been retrospectively applied to these financial statements for all periods presented. In connection with the recapitalization, the accumulated deficit of $5,536,144 from the period from February 15, 2008 (inception) through the date of the Contribution was reclassified to additional paid-in-capital.

As a result of the Contribution, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices. The Company is currently developing CÜR, a hybrid internet radio and on-demand music streaming service.

Basis of Presentation

The accompanying consolidated financial statements include the activities of CÜR Media, Inc. and its wholly owned subsidiary, CÜR Media, LLC. All intercompany transactions have been eliminated in these consolidated financial statements.

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

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s audited financial statements in Amendment No. 2 to the Current Report on Form 8-K the filed with the SEC on April 23, 2014.

CÜR MEDIA, INC.

Notes to Condensed Financial Statements
 For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

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

Significant Accounting Policies

Other than as disclosed below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in Amendment No. 2 to the Current Report on Form 8-K the Company filed with the SEC on April 23, 2014.

Recently Adopted Accounting Pronouncements

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders’ equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has applied the ASU effective from the financial statements as of June 30, 2014.

Note 2 – Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred a net loss of $3,091,943 and $629,067 in the six months ending June 30, 2014 and 2013, respectively. The Company is currently developing CÜR, a hybrid internet radio and on-demand music streaming service and has not generated material revenue from operations and anticipates needing additional capital prior to launching CÜR to execute the current operating plan. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

CÜR MEDIA, INC.

Notes to Condensed Financial Statements
 For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

In connection with the Contribution, the Company completed a first closing of a private equity offering on January 28, 2014 whereby the Company raised approximately $4.075 million in proceeds prior to the deduction of expenses related to the transaction. In addition, the Company completed a second closing of a private equity offering on March 14, 2014 whereby the Company raised approximately $4.635 million in proceeds prior to the deduction of expenses related to the transaction. On March 28, 2014 the Company completed a third closing of a private equity offering whereby the Company raised $970,245 in proceeds prior to the deduction of expenses related to the transaction. The proceeds from the private equity offering will be used to fund ongoing operations of the Company. Based on management projections, the Company contemplates raising an additional $25 – $30 million or more prior to the planned launch of CÜR, to implement the business plan, market CÜR, provide content license costs, and for working capital. This fundraising has not yet begun, and no specific terms have been set. The Company plans to launch the CÜR music streaming product and platform in late 2014 or in the first quarter of 2015.

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

A description of some of the risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in the Annual Report on Form 10-K the Company filed with the SEC on March 31, 2014. The risks and uncertainties described under “Risk Factors” are not exhaustive.

Note 4 – Debt Instruments

On February 28, 2012, the Company entered into a convertible promissory drawdown note (“CI Note”) with Connecticut Innovations Incorporated (“CT Innovations”) for up to $150,000. The Company received $75,000 on February 28, 2012. The CI Note bore interest at 12% per annum, was due on February 28, 2014 and included a provision whereby, after a qualified financing, as defined, CT Innovations may have converted the amount outstanding under the CI Note, including principal and accrued interest into equity securities being sold by the Company, at a 25% discount to the offering price. The note included a provision whereby the lender could, at its sole discretion, demand payment in an amount equal to two times the principal and outstanding and unpaid interest as of the demand date upon the occurrence of a liquidation event or change of control event as defined in the CI Note. The Company received an additional $75,000 in connection with the CI Note on October 26, 2012. As of December 31, 2013, the Company had $150,000 in principal recorded as Note Payable in the short-term liability section of the Company’s balance sheet. Under the terms of the agreement, the CI Note was repaid in full with accrued interest on February 28, 2014.

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The Company received $100,000 on June 19, 2012. The State of CT Note bears interest at 2.5% per annum. Commencing on the thirteenth month following the loan date and continuing on the first day of each month thereafter principal and interest shall be payable in 48 equal, consecutive monthly installments. The full principal and all accrued interest are due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of June 30, 2014 and December 31, 2013, the Company had $47,965 and $62,755 in principal recorded as Note Payable in the long-term sections of the Company’s balance sheet, respectively and $25,304 and $25,000 in short-term liability, respectively.

CÜR MEDIA, INC.

Notes to Condensed Financial Statements
 For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

Note 5 – Derivative Liabilities

The PPO and agent warrants described in Note 8 qualify for derivative classification due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the three closings under the private placement offerings. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended June 30, 2014.

June 30, 2014

Balance at the beginning of period	$-

Addition of new derivative liabilities (warrants)	4,521,063

Change in fair value of warrants	(481,900)

Balance at the end of the period	$4,039,163

The following table summarizes the change in fair value of derivatives:

Six months ended June 30, 2014

Change in fair value of derivative liabilities during:
Three months ended March 31, 2014	$(41,937)
Three months ended June 30, 2014	$(439,963)
Six months ended June 30, 2014	$(481,900)

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The weighted average per-share fair value of each Common Stock Warrant of $0.425 and $0.379 was determined on the date of grant and at June 30, 2014, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	67.62%	1.59%	0%	5.00
At June 30, 2014	64.57%	1.62%	0%	4.66

CÜR MEDIA, INC.

Notes to Condensed Financial Statements
 For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

Note 6 – Related Party Transactions

The Company’s Chief Executive Officer paid personally certain expenses of the Company totaling $24,235 at December 31, 2013 which is reported as other current liabilities. There were no related party transactions for the period ended June 30, 2014.

Note 7 – Common Stock

Prior to the Contribution, the Company raised $61,526 by issuing 209,755 shares of the Company’s Common Stock at a price per share of $0.29. Additionally, on January 17, 2014 the Company issued 186,091 shares of common stock for proceeds of $99,694 in connection with the exercise of warrants.

On January 28, 2014, the members of Raditaz, contributed their Raditaz membership interests to the Company in exchange for approximately 10,000,000 shares of the Company’s common stock, which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of Contribution were automatically converted into shares of the Company’s common stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution was converted into approximately 10,000,000 shares of common stock outstanding immediately thereafter.

Concurrently with the closing of the Contribution and in contemplation of the Contribution, the Company held a closing of its private placement offering (“PPO”) of 4,075,036 units of its common stock, at a price of $1.00 per unit, for gross proceeds (before deducting commissions and expenses of the PPO) of $4,075,036. Each unit was comprised of one share of common stock and a warrant to purchase one share of the Company’s common stock. Each warrant carries a term of five years. An aggregate of 4,075,036 units were sold in the initial closing of the PPO with a total of 4,482,539 warrants issued, as discussed in Note 8.

On March 14, 2014, the Company consummated a second closing (the "Second Closing") of the PPO, in connection with which the Company issued and sold 4,635,019 additional units, at a purchase price of $1.00 per unit, for gross proceeds (before deducting commissions and expenses of the PPO) of $4,635,019. Each unit was comprised of one share of common stock and a warrant to purchase one share of the Company’s common stock. Each warrant carries a term of five years. An aggregate of 4,635,019 units were sold in the second closing of the PPO with a total of 5,098,520 warrants issued, as discussed in Note 8.

On March 28, 2014, the Company consummated a third and final closing of the PPO, in connection with which the Company issued and sold 970,300 additional units at the PPO Price of $1.00 per unit, for gross proceeds (before deducting commissions and expenses of the PPO) of $970,245. Each unit was comprised of one share of common stock and a warrant to purchase one share of the Company’s common stock. Each warrant carries a term of five years. An aggregate of 970,300 units were sold in the third and final closing of the PPO with a total of 1,067,330 warrants issued, as discussed in Note 8.

CÜR MEDIA, INC.

Notes to Condensed Financial Statements
 For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

As a result of the three closings of the PPO discussed above, a total of 9,680,355 shares of common stock were issued. Proceeds were received of approximately $8,200,000, net of costs associated with the placement of approximately $1,500,000. As of June 30, 2014, warrants entitle their holders to purchase 9,680,355 shares of the Company’s common stock, with a term of five years and an exercise price of $2.00 per share and broker warrants entitle their holders to purchase 968,034 shares of the Company’s common stock, with a term of five years and an exercise price of $1.00 per share.

Prior to the Contribution, eleven stockholders of the Company (“Pre-Contribution Transaction Stockholders”), entered into an agreement with the Company (“Side Sale Agreement”) pursuant to which they agreed to cancel a portion of their shares after the initial PPO such that the aggregate number of shares they collectively held following such cancellation would be equal to 19.9% of the total outstanding shares of the Company’s common stock. Subsequent to the initial PPO, approximately 715,280 shares were cancelled in connection with the Side Sale Agreement. Terms included in the agreement discussed the issuance of additional shares to the shareholders in the event there were additional closings of the PPO following the initial closing so as to maintain their 19.9% common stock ownership position, in the aggregate. As a result of the second and third closing, an aggregate of approximately 1,379,631 restricted shares of common stock were issued to the Pre-Contribution Transaction Stockholders (the “Adjustment Shares”). The Company recorded $1,379,631 of stock based compensation expense in connection with the issuance of the shares with a fair value per share of $1.00.

On March 25, 2014 the Company entered into a contract with a consultant pursuant to which the Company was to issue shares to the consultant in exchange for advisory services. On June 4, 2014 the contract was mutually terminated and the consultant agreed to forfeit any shares he may have been entitled to under the agreement.

Note 8 – Common Stock Warrants

At December 31, 2013, the Company had warrants outstanding to purchase 1,227,656 shares of the Company’s common stock at $0.54 per share. Warrants to purchase 186,091 shares of common stock were exercised on January 17, 2014 for proceeds of $99,694. Prior to the Contribution of the Raditaz membership interests discussed above, the remaining warrants exercisable into 1,041,565 underlying shares were cancelled.

Concurrently with the closings of the Contribution and the private placement, discussed above, the Company issued warrants with respect to and aggregate of 9,680,355 underlying common shares to the investors in the PPO. Each warrant has a term of five years to purchase one share of common stock at $2.00 per share. The PPO warrants have weighted average anti-dilution and price protection, and a cashless exercise provision, which are subject to customary exceptions.

In addition, the placement agent in the PPO, and its sub-agents, received warrants exercisable for a period of five years to purchase a number of shares of Common Stock equal to 10% of the number of shares of common stock sold to investors introduced by it, with a per share exercise price of $1.00. As a result of the foregoing, the placement agent in the PPO, and its sub-agents, was issued warrants with respect to an aggregate of 968,034 underlying shares of the Company’s common stock. Common Stock Warrant activity during the six months ended June 30, 2014 was as follows:

	Common Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2013	1,227,656	0.54
Granted	10,648,389	1.91
Cancelled/Forfeited	(1,041,565)	0.54
Exercised	(186,091)	0.54
Balance as of June 30, 2014	10,648,389	$1.91

CÜR MEDIA, INC.

Notes to Condensed Financial Statements
 For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

The weighted average per-share fair value of each Common Stock Warrant of $0.42 was determined on the date of grant using the Black-Scholes pricing model (see Note 5).

Note 9 – Equity Incentive Awards

Stock Compensation Plans

In November 2008, the board of directors of the Company adopted the 2008 Restricted Stock Plan, as amended (the “2008 Plan”). The 2008 Plan provided for the issuance of restricted common shares (“options”). Common Shares reserved for issuance under the 2008 Plan as of December 31, 2013 were 1,656,053.

Under the 2008 Plan, the Company determined various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period), exercise price, and payment terms.

Certain of the Company’s options grants included a right to repurchase a terminated individual’s options at a repurchase price equal to the lower of the exercise price or the fair value of the restricted common stock at the termination date, during the 18 months following the termination of an individual's service with the Company, for any reason. During the year ended December 31, 2013, the Company repurchased 10,191 options. No consideration was provided for the repurchases in either year as the fair value of the restricted common stock at the termination date was estimated to be zero.

Upon closing of the Contribution (discussed above), the board of directors of the Company adopted, and the stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”) which provided for the issuance of equity awards of up to 4,000,000 shares of common stock to officers, key employees, consultants and directors. Upon effectiveness of the Contribution, 6,500,000 options outstanding under the 2008 Plan were exchanged for an aggregate of (i) approximately 1,339,722 non-statutory stock options to purchase shares of the Company’s common stock at an average exercise price of approximately $3.63 per share, and (ii) approximately 316,331 restricted stock awards (of which approximately 221,863 were fully vested at and represented approximately 221,863 issued and outstanding shares of the Company’s common stock).

On April 21, 2014, the 2014 Plan was amended to increase the total number of shares of common stock reserved for issuance thereunder from 4,000,000 to 4,250,000.

Under the 2014 Plan, the Company determines various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period), exercise price, and payment terms.

Stock Options

Option activity during the six months ended June 30, 2014 was as follows:

	Options Outstanding
	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of January 1, 2014	1,339,728	$0.22	6.0
Granted	2,442,921	$1.00
Cancelled/Forfeited	(25,000)	$1.00
Repurchased	-
Balance as of June 30, 2014	3,757,649	$0.70	8.8
Exercisable June 30, 2014	921,774	$0.21

CÜR MEDIA, INC.

Notes to Condensed Financial Statements
 For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $0.61 for options granted for the six months ended June 30, 2014. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

Six Months Ended June 30, 2014
Exercise Price	1.00
Expected life (years)	6.12
Risk-free interest rate	1.61%
Expected volatility	67.50%
Expected dividend yield	0%

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

Stock-based Compensation Expense

As of June 30, 2014, total compensation cost related to stock options granted, but not yet recognized, was $1,396,430 which the Company expects to recognize over a weighted-average period of approximately 1.42 years. Stock-based compensation expenses related to all employee and non-employee stock-based awards were $133,662 and $47,627 for the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock Awards

During 2011, the Company had issued restricted stock awards with respect to 359,640 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2013 and June 30, 2014, 221,858 and 233,960 restricted common shares were outstanding but not yet issued under these awards, respectively. The Company is obligated to issue these awards upon request by the holder of the award. During the each of the six month periods ended June 30, 2014 and 2013, the Company recorded stock based compensation of $919. As of June 30, 2014, unrecognized stock based compensation expense related to restricted stock awards granted, but not yet vested was $2,000 which the Company expects to recognize over a weighted average period of less than one year.

Note 10 – Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

References in this section to “CÜR Media,” “we,” “us,” “our,” “the Company” and “our Company” refer to CÜR Media, Inc. (formerly known as Duane Street Corp.), and its consolidated subsidiary, CÜR Media, LLC (formerly known as Raditaz, LLC) (“Raditaz”).

Basis of Presentation

As a result of the Contribution (as defined below) and the related change in our business and operations, a discussion of our past financial results is not pertinent, and under applicable accounting principles the historical financial results of Raditaz the accounting acquirer, prior to the Contribution are considered the historical financial results of the Company.

The audited financial statements for our fiscal year ended December 31, 2013 and the audited financial statements as amended filed with the Securities Exchange Commission on Form 8-K/A on April 23, 2014, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

On March 28, 2014, we consummated a third and final closing (the “Third Closing”) of the PPO, in connection with which we issued and sold approximately 970,300 additional Units at the PPO Price. The aggregate additional gross proceeds from the Third Closing of the PPO were approximately $970,245 (before deducting placement agent fees and expenses of the PPO estimated at approximately $171,102).

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

As of June 30, 2014, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any revenues from our planned principal operations.

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

We plan to launch our CÜR music streaming product and platform in late 2014 or in the first quarter of 2015.

Results of Operations

Three Month Period Ended June 30, 2014 Compared to Three Month Period Ended June 30, 2013

Revenues

We have not generated any material revenues for the three months ended June 30, 2014 or 2013.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2014 and 2013 were $1,346,739 and $300,687, respectively. The increase in total operating expenses of $1,046,052, or approximately 348.3%,was primarily related to an increase in employee compensation of approximately $410,000, an increase in non-cash compensation expense for stock and warrant issuances of approximately $65,000, an increase in consultant expenses of approximately $362,000, an increase in professional services of approximately $110,000, an increase in other operating expenses of approximately $110,000, and an increase in marketing and advertising of approximately $92,000. These increases were partially offset by a decrease in content costs of approximately $95,000.

Research and Development Expenses

For the three months ended June 30, 2014 and 2013, research and development expenses were $955,112 and $276,812, respectively. Research and development expenses increased by $678,300, or approximately 245.0%, primarily due to an increase in consultant fees for application and business development of approximately $362,000, an increase in employee wages associated with the application development of approximately $317,000, an increase in other expenses for recruiting, travel, office and other expenses of approximately $106,000 and an increase in costs to create materials for business development of approximately $40,000. These increases were partially offset by a decrease in costs associated with music licensing and hosting of approximately $95,000 and 12,000, respectively.

General and Administrative Expenses

For the three months ended June 30, 2014 and 2013, general and administrative expenses were $308,852 and $12,857, respectively. General and administrative expenses increased by $295,995, or approximately 2,302.2%, primarily due to an increase of $148,000 in professional expenses, legal and accounting fees, related to the activities associated with the Contribution, re-capitalization and financial reporting requirements, $93,000 in compensation, and $53,000 in marketing and investor relations development. These increases were partially offset by a decrease in costs associated with the facilities. General and administrative expenses include wages expenses, facilities and professional fees.

Stock based Compensation Expenses

For the three months ended June 30, 2014 and 2013, stock based compensation expenses were $76,512 and $11,018, respectively. Stock based compensation expenses increased due to the grant of additional options since the second quarter of 2013 with a higher than average fair value.

Other Income (Expense)

For the three months ended June 30, 2014 and 2013, other income (expense) was $440, 907 and ($5,576), respectively. Other income (expense) increased due to change in fair value of the warrants issued in 2014.

Six Month Period Ended June 30, 2014 Compared to Six Month Period Ended June 30, 2013

Revenues

We have not generated any material revenues for the six months ended June 30, 2014 or 2013.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2014 and 2013 were $3,571,563 and $618,424, respectively. The increase in total operating expenses of $2,953,139, or approximately 477.8%, was primarily related to an increase in employee compensation of approximately $656,000, an increase in non-cash compensation expense for stock and warrant issuances of approximately $1,466,000, an increase in consultant expenses of approximately $600,000, an increase in professional services of approximately $150,000, an increase in other operating expenses of approximately $175,000 and an increase in marketing and advertising of approximately $100,000. These increases were partially offset by a decrease in content costs of approximately $155,000.

Research and Development Expenses

For the six months ended June 30, 2014 and 2013, research and development expenses were $1,617,443 and $530,374, respectively. Research and development expenses increased by $1,087,069, or approximately 205.0%, primarily due to an increase in consultant fees for application and business development of approximately $600,000, an increase in employee wages associated with the application development of approximately $508,000, an increase in other expenses for travel, office and other expenses of approximately $171,000, and an increase in costs to create materials for business development of approximately $48,000. The increases were partially offset by a decrease in costs associated with music licensing of approximately $155,000.

General and Administrative Expenses

For the six months ended June 30, 2014 and 2013, general and administrative expenses were $433,335 and $37,102, respectively. General and administrative expenses increased by $396,233, or approximately 1068.0%, primarily due to an increase of $194,000 in professional expenses, legal and accounting fees, related to the activities associated with the Contribution, re-capitalization and financial reporting requirements, $147,000 in compensation, and $53,000 in marketing and investor relations development. General and administrative expenses include wages expenses, facilities and professional fees.

Stock based Compensation Expenses

For the six months ended June 30, 2014 and 2013, stock based compensation expenses were $1,513,293 and $47,627, respectively. Stock based compensation expenses increased due to the grant of additional options in the first half of 2014 with a higher average fair value.

Other Income (Expense)

For the six months ended June 30, 2014 and 2013, other income (expense) was $479,620 and ($10,952), respectively. Other income (expense) increased due to change in fair value of the warrants issued in 2014.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we satisfied our operating cash requirements from private placements of membership interests in Raditaz.

During 2011, Raditaz received subscriptions for the private placement of common stock in the amount of $1,023,746, which was funded to us at various dates during 2011.

In the first quarter of 2012, Raditaz received subscriptions and funding for the private placement of common stock in the amount of $322,515. At various dates between April 2012 and January 9, 2014, an additional $1,115,432 in subscriptions and funding for the private placement of common stock was funded to us.

In January 2014, warrants to purchase 186,091 shares of common stock were exercised resulting in gross proceeds of $99,695.

We have raised aggregate gross proceeds of approximately $9,680,300 in our PPO (before deducting placement agent fees and expenses of the PPO of approximately $1,529,000). With the proceeds from the PPO, management believes we have sufficient capital to fund our research and development and related general and administrative expenses for at least the next 3-9 months of operations under our current business plan. Management believes we will need to raise additional capital prior to our planned launch of CÜR in late 2014 or in the first quarter of 2015.

We are contemplating raising an additional $25 - $30 million or more prior to the planned launch of CÜR, to be used for marketing CÜR, content license costs and working capital. This fundraising has not yet begun, and no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all.

We expect that we will need to raise funds in order to effectuate our business plan. We anticipate that we will need to seek financing through means such as borrowings from institutions or private or public equity or debt offerings. There can be no assurance that we will be able to raise such funds. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,148,998 for the six months ended June 30, 2014, as compared to net cash used of $456,266 for the six months ended June 30, 2013. The increase of $1,692,732, or 371%, in net cash used in operations was primarily due to an increase non-cash compensation expense of $1,465,666 offset by a decrease in accrued liabilities of $152,000, non-cash change in fair value of derivative liabilities of $481,900 and an increase in the net operating loss compared with six months ended June 30. 2013.

Net Cash Used in Investing Activities

During the six months ended June 30, 2014 and 2013, we used $ 50,742 and $1,201, respectively, of cash in investing activities. The cash used in investing activities in the six months ended June 30, 2014 was for the purchase of computers and related hard ware, software and other office equipment associated with additional staff and development.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2014 and 2013, we received $8,138,739 and $531,966, respectively, in proceeds from the sale of common stock and/or warrants of the Company. The $8,138,739 we received during the six months ended June 30, 2014, was primarily related to the PPO.

Going Concern

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Immediately following the Contribution, and in connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our predecessor’s disclosure controls and procedures existing as of June 30, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2014, that occurred during our second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any of our equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof, except as follows:

Between June 25, 2014 and August 11, 2014, we issued an aggregate of 125,000 non-statutory stock options under our 2014 Equity Incentive Plan to employees of the Company at an exercise price of $1.00 per share, a price equal to the PPO Price.

The issuances of the non-statutory stock options in connection with these transactions were exempt from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 26, 2014, we filed a Registration Statement on Form S-1 (File No. 333-197043) (the “Registration Statement”) to register for resale (a) the shares of common stock, and the shares of common stock issuable upon exercise of the common stock warrants, that were purchased in the PPO, (b) the shares of common stock issuable upon the exercise of the common stock warrants the placement agent, and its sub-agents, received in consideration for services they rendered in connection with the PPO, and (c) the Adjustment Shares issued to our Pre-Contribution Transaction Stockholders. The Registration Statement was declared effective by the SEC as of July 18, 2014.

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

CÜR MEDIA, INC.

Dated: August 14, 2014	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

31.1	**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

_______________
* Management contract or compensatory plan or arrangement

** Filed herewith