Form 10-Q
period 2014-09-30
CUR MEDIA, INC.
filed 2014-11-14
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2014, there were 24,829,363 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

CÜR MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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
  The scope, validity and enforceability of our third party intellectual property rights;
  Our ability to comply with governmental regulation;
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

4

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$4,540,692	$0
Prepaid Expenses	2,301	27,835
Other Current Assets	3,382	3,000
TOTAL CURRENT ASSETS	4,546,375	30,835

Property and Equipment, net	51,676	3,545

TOTAL ASSETS	$4,598,051	$34,380

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILIITES
Accounts Payable	$203,379	$170,838
Accrued Liabilities and Other Current Liabilities	80,171	236,426
Note Payable, Short-Term	26,106	175,000
Derivative Liability	4,029,967	-

TOTAL CURRENT LIABILITIES	4,339,623	582,264

Notes Payable, Long-Term	40,897	62,755
TOTAL LONG TERM LIABILITIES	40,897	62,755

TOTAL LIABILITIES	4,380,520	645,019

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of September 30, 2014 or December 31, 2013)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 24,829,363 and 13,114,032 issued at September 30, 2014 and December 31, 2013, respectively and 25,063,323 and 13,335,890 outstanding at September 30, 2014 and December 31, 2013, respectively)	2,483	1,311
Additional Paid-In-Capital	5,040,158	4,924,194
Accumulated Deficit	(4,825,110)	(5,536,144)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	217,531	(610,639)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$4,598,051	$34,380

See accompanying notes to condensed consolidated financial statements.

CÜR MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Research and Development	1,115,554	110,937	2,732,997	641,311
General and administrative	530,972	15,478	964,307	52,580
Stock based Compensation	107,443	16,638	1,620,736	64,265
Depreciation and amortization	9,220	539	16,712	3,860

TOTAL OPERATING EXPENSES	1,763,189	143,592	5,334,752	762,016

OTHER INCOME (EXPENSE)
Interest Expense	(448)	(5,910)	(5,282)	(16,873)
Interest Income	3,000	2	5,554	14
Change in fair value of derivative liabilities	9,196	-	491,096	-
Other Income	18,274	-	18,274	-

TOTAL OTHER INCOME (EXPENSE)	30,022	(5,908)	509,642	(16,859)

NET LOSS	$(1,733,167)	$(149,500)	$(4,825,110)	$(778,875)

Basic and diluted net loss per share	$(0.07)	$(0.01)	$(0.22)	$(0.07)

Weighted average number of shares outstanding, basic and diluted	24,807,881	12,439,451	22,396,124	11,696,596

See accompanying notes to condensed consolidated financial statements.

CÜR MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,825,110)	$(778,875)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	16,712	3,860
Non-cash stock compensation expense	1,620,736	64,265
Change in fair value of warrant liability	(491,096)	-
Share based consulting services	250,000
Changes in assets and liabilities
Prepaid Expenses	25,535	(1,279)
Other Current Assets	-	3,577
Accounts Payable	32,541	(18,804)
Accrued Liabilities and Other Current Liabilities	(156,255)	63,637
Net cash used in operating activities	(3,526,937)	(663,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(64,843)	(2,581)
Net cash used in investing activities	(64,843)	(2,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable
Repayment of notes payable	(170,753)	(6,100)
Proceeds from issuance of common stock	8,303,225	672,300
Net cash provided by financing activities	8,132,472	666,200

NET INCREASE (DECREASE) IN CASH	4,540,692	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF THE PERIOD	$4,540,692	$-

See accompanying notes to condensed consolidated financial statements.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2014 and 2013

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the activities of CÜR Media, Inc. and its wholly owned subsidiary, CÜR Media, LLC. All intercompany transactions have been eliminated in these consolidated financial statements.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

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

The Company applied the ASU effective from the financial statements as of June 30, 2014.

Note 2 – Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred a net loss of $4,825,110 and $778,875 in the nine months ending September 30, 2014 and 2013, respectively. The Company is currently developing CÜR, a hybrid internet radio and on-demand music streaming service and has not generated material revenue from operations and anticipates needing additional capital prior to launching CÜR to execute the current operating plan. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

In connection with the Contribution, the Company completed a first closing of a private equity offering on January 28, 2014 whereby the Company raised approximately $4.075 million in proceeds prior to the deduction of expenses related to the transaction. In addition, the Company completed a second closing of a private equity offering on March 14, 2014 whereby the Company raised approximately $4.635 million in proceeds prior to the deduction of expenses related to the transaction. On March 28, 2014 the Company completed a third closing of a private equity offering whereby the Company raised $970,245 in proceeds prior to the deduction of expenses related to the transaction. The proceeds from the private equity offering will be used to fund ongoing operations of the Company. Based on management projections, the Company contemplates raising an additional $25 – $30 million or more prior to the planned launch of CÜR, to implement the business plan, market CÜR, provide content license costs, and for working capital. This fundraising has not yet begun, and no specific terms have been set. The Company plans to launch the CÜR music streaming product and platform in beta in the first half of 2015.

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

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The Company received $100,000 on June 19, 2012. The State of CT Note bears interest at 2.5% per annum. Commencing on the thirteenth month following the loan date and continuing on the first day of each month thereafter principal and interest shall be payable in 48 equal, consecutive monthly installments. The full principal and all accrued interest are due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of September 30, 2014 and December 31, 2013, the Company had $40,897 and $62,755 in principal recorded as Note Payable in the long-term sections of the Company’s balance sheet, respectively and $26,106 and $25,000 in notes payable short-term, respectively.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended September 30, 2014.

September 30, 2014

Balance at the beginning of period	$-

Addition of new derivative liabilities (warrants)	4,521,063

Change in fair value of warrants	(491,096)

Balance at the end of the period	$4,029,967

The following table summarizes the change in fair value of derivatives:

Nine months ended September 30, 2014

Change in fair value of derivative liabilities during:

Change in fair value of derivative liabilities during:
Three months ended September 30, 2014	$(9,196)
Nine months ended September 30, 2014	$(491,096)

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The weighted average per-share fair value of each Common Stock Warrant of $0.425 and $0.378 was determined on the date of grant and at September 30, 2014, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	67.62%	1.59%	0%	5.00
At September 30, 2014	66.19%	1.78%	0%	4.40

Note 6 – Related Party Transactions

The Company’s Chief Executive Officer paid personally certain expenses of the Company totaling $24,235 at December 31, 2013 which is reported as other current liabilities. There were no related party transactions for the period ended September 30, 2014.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

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

As a result of the three closings of the PPO discussed above, a total of 9,680,355 shares of common stock were issued. Proceeds were received of approximately $8,200,000, net of costs associated with the placement of approximately $1,500,000. As of September 30, 2014, warrants entitle their holders to purchase 9,680,355 shares of the Company’s common stock, with a term of five years and an exercise price of $2.00 per share and broker warrants entitle their holders to purchase 968,034 shares of the Company’s common stock, with a term of five years and an exercise price of $1.00 per share.

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

On September 29, 2014 the Company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for advisory services. Pursuant to the services agreement the Company was obligated to issue 250,000 shares of restricted common stock, par value $0.0001 per share, in prepayment of services to be provided under the agreement. These shares were issued on September 29, 2014 at a cost basis of $1.00 per share.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

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

Concurrently with the closings of the Contribution and the private placement, discussed above, the Company issued warrants with respect to an aggregate of 9,680,355 underlying common shares to the investors in the PPO. Each warrant has a term of five years to purchase one share of common stock at $2.00 per share. The PPO warrants have weighted average anti-dilution and price protection, and a cashless exercise provision, which are subject to customary exceptions.

In addition, the placement agent in the PPO, and its sub-agents, received warrants exercisable for a period of five years to purchase a number of shares of Common Stock equal to 10% of the number of shares of common stock sold to investors introduced by it, with a per share exercise price of $1.00. As a result of the foregoing, the placement agent in the PPO, and its sub-agents, was issued warrants with respect to an aggregate of 968,034 underlying shares of the Company’s common stock. Common Stock Warrant activity during the nine months ended September 30, 2014 was as follows:

	Common Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2013	1,227,656	0.54
Granted	10,648,389	1.91
Cancelled/Forfeited	(1,041,565)	0.54
Exercised	(186,091)	0.54
Balance as of September 30, 2014	10,648,389	$1.91

The weighted average per-share fair value of each Common Stock Warrant of $0.425 was determined on the date of grant using the Black-Scholes pricing model (see Note 5).

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

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

Upon closing of the Contribution (discussed above), the board of directors of the Company adopted, and the stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”) which provided for the issuance of equity awards of up to 4,000,000 shares of common stock to officers, key employees, consultants and directors. Upon effectiveness of the Contribution, 6,500,000 options outstanding under the 2008 Plan were exchanged for an aggregate of (i) approximately 1,339,728 non-statutory stock options to purchase shares of the Company’s common stock at an average exercise price of approximately $0.22 per share, and (ii) approximately 316,331 restricted stock awards (of which approximately 221,863 were fully vested at and represented approximately 221,863 issued and outstanding shares of the Company’s common stock).

On April 21, 2014, the 2014 Plan was amended to increase the total number of shares of common stock reserved for issuance thereunder from 4,000,000 to 4,250,000.

On October 8, 2014, the 2014 Plan was amended to increase the total number of shares of common stock reserved for issuance thereunder from 4,250,000 to 4,400,000.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

Under the 2014 Plan, the Company determines various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period), exercise price, and payment terms.

Stock Options

Option activity during the nine months ended September 30, 2014 was as follows:

	Options Outstanding
	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of January 1, 2014	1,339,728	$0.22	6.0
Granted	2,612,921	$1.00
Cancelled/Forfeited	(100,000)	$1.00
Exercised	(9,554)	$0.04
Repurchased	-
Balance as of September 30, 2014	3,843,095	$0.71	8.4
Exercisable September 30, 2014	921,774	$0.21

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $0.61 for options granted for the nine months ended September 30, 2014. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

Nine Months Ended September 30, 2014
Exercise Price	1.00
Expected life (years)	6.11
Risk-free interest rate	1.62%
Expected volatility	67.41%
Expected dividend yield	0%

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

Stock-based Compensation Expense

As of September 30, 2014, total compensation cost related to stock options granted, but not yet recognized, was $1,410,470 which the Company expects to recognize over a weighted-average period of approximately 1.91 years. Stock-based compensation expenses related to all employee and non-employee stock-based awards were $241,083 and $64,265 for the nine months ended September 30, 2014 and 2013 and $107,443 and $16,638 for the three months ended September 30, 2014 and 2013, respectively.

On September 17, 2014 the Company issued 9,554 shares of common stock for proceeds of $832 in connection with the exercise of options.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

Restricted Stock Awards

During 2011, the Company had issued restricted stock awards with respect to 359,640 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2013 and September 30, 2014, 221,858 and 233,960 restricted common shares were outstanding but not yet issued under these awards, respectively. The Company is obligated to issue these awards upon request by the holder of the award. During the each of the nine month periods ended September 30, 2014 and 2013, the Company recorded stock based compensation of $1,387. As of September 30, 2014, unrecognized stock based compensation expense related to restricted stock awards granted, but not yet vested was $1,632 which the Company expects to recognize over a weighted average period of less than one year.

Note 10 – Commitments and Contingencies

Data License and Service Agreement with Rovi

On July 1, 2014 the Company entered into a licensing agreement acquiring the limited, non-exclusive, non-transferable right to use, display, communicate, reproduce and transmit the Licensors’ data. On September 8th and September 18th, a first amendment and second amendment to the data license and service agreement, respectively, were executed which expanded the original license agreement to include custom development of search and voice capabilities. The licensing agreement remains in effect through and including March 14, 2017. The Company has the option to extend the term of this agreement for additional 1 year periods.

During the term of the licensing agreement and as consideration for the grant of rights and license of the Licensors’ data, the Company agreed to pay the Licensor a monthly minimum charge during the development period which is the period where data will be used for internal, non-public, non-commercial uses. In addition, the Company has agreed to pay a minimum per month during the first initial term, subsequent to launch date until March 14, 2016. For each subsequent term, consideration paid will depend on the number of subscribers of the Licensee property.

As of September 30, 2014, the Company has paid the Licensor $30,000.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

Master Subscription Agreement with Zuora

On July 31, 2014 the Company entered into a limited license agreement which provides the Company non-exclusive, non-transferable worldwide limited license to use the online integrated subscription management, billing, and data analysis services. The initial order form covered the implementation and development period ending October 31, 2014. In addition, the Company has agreed to an initial 36 month service term, subsequent to implementation.

As of September 30, 2014, the Company has paid $23,279.

Distribution Agreement with MediaNet

On November 13, 2014 the Company entered into a service agreement which provides the Company with a catalog of sound recordings and metadata which enables and provides for the delivery of sound recordings to end users of the Company’s application. The agreement remains in effect for a period of three years following the effective date of November 13, 2014. The agreement will automatically renew for successive one year terms unless terminated by MediaNet or the Company.

The Company will pay a set-up fee, a monthly technology licensing fee, a monthly usage fee and will pay for any additional professional services and technical assistance or customization.

As of September 30, 2014, the Company did not make any payments to MediaNet.

Minimum payments related to the previously described contracts is summarized as follows:

Twelve Months Ended September 30,	Total

2015	$568,706*

2016	$797,388*

2017	$839,399*
$2,205,493

_________________

* Additional contract terms include per subscriber, stream or percentage of revenue charges.

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

As of September 30, 2014, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any revenues from our planned principal operations.

Our Strategy

Our CÜR product (“CÜR”) is a new streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on web and mobile devices. CÜR will target consumers who are seeking a more comprehensive music streaming service. We believe that the CÜR product will include a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, with a limited on-demand offering and will include a toolset that enables consumers to curate their playlists.

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

In addition, our business plan includes distributing CÜR’s music streaming service through Apple’s iTunes App Store to iOS devices, Google’s Google Play Store to Android devices and the internet, among other distribution channels and platforms. At launch, we plan to have an iOS application, Android application and a CÜR website.

We plan to source our music from MusicNet, Inc. d/b/a MediaNet Digital, Inc. We also plan to use Amazon web services to support certain of the technological needs of the business.

Recent Developments

We have been working with a New York-based design, user interface and user experience firm to help us design the CÜR Music experience. In addition we have been building our team with a large focus on software developers.

We have been negotiating with the major music labels, and while the negotiations are not completed yet, and have taken longer than anticipated, we have made significant progress with each major label.

As previously disclosed, we entered into an agreement with Zuora Inc. to be our subscription provider. As also announced, we recently signed a deal with Rovi Corporation to be our search and recommendation engine, to be our provider of album art and artist photos, and to integrate their voice recognition software with CÜR.

We plan to launch our CÜR music streaming product and platform in the first half of 2015.

Results of Operations

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013

Revenues

We have not generated any material revenues for the three months ended September 30, 2014 or 2013.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2014 and 2013 were $1,763,189 and $143,592, respectively. The increase in total operating expenses of $1,619,597, or approximately 1,127.9%,was primarily related to an increase in employee compensation of approximately $599,000, an increase in non-cash compensation expense for stock and warrant issuances of approximately $91,000 an increase in consultant expenses of approximately $225,000, an increase in professional services of approximately $377,000, an increase in other operating expenses of approximately $197,000, an increase in content costs of approximately $88,000 and an increase in marketing and advertising of approximately $50,000 offset by a decrease in hosting and facilities costs of approximately $16,000.

Research and Development Expenses

For the three months ended September 30, 2014 and 2013, research and development expenses were $1,115,554 and $110,937, respectively. Research and development expenses increased by $1,004,617, or approximately 905.6%, primarily due to an increase in consultant fees for application and business development of approximately $225,000, an increase in employee wages associated with the application development of approximately $509,000, an increase in other expenses for recruiting, travel, office and other expenses of approximately $172,000, an increase in content costs of $88,000 and an increase in costs to create materials for business development of approximately $35,000. These increases were partially offset by a decrease in professional fees and costs associated with hosting of approximately $23,000.

General and Administrative Expenses

For the three months ended September 30, 2014 and 2013, general and administrative expenses were $530,972 and $15,478, respectively. General and administrative expenses increased by $515,494, or approximately 3,330.5%, primarily due to an increase of $409,000 in professional expenses, legal and accounting fees, related to the activities associated with the Contribution, re-capitalization and financial reporting requirements, $90,000 in compensation, and $15,000 in marketing and investor relations development. These increases were partially offset by a decrease in costs associated with the facilities. General and administrative expenses include wages expenses, facilities and professional fees.

Stock based Compensation Expenses

For the three months ended September 30, 2014 and 2013, stock based compensation expenses were $107,443 and $16,638, respectively. Stock based compensation expenses increased due to the grant of additional options since the third quarter of 2013 with a Black Scholes fair value higher than the previous period.

Other Income (Expense)

For the three months ended September 30, 2014 and 2013, other income (expense) was $30,022 and ($5,908), respectively. Other income (expense) increased due to a decrease in prior period accrued expenses and a change in fair value of the warrants issued in 2014.

Nine Month Period Ended September 30, 2014 Compared to Nine Month Period Ended September 30, 2013

Revenues

We have not generated any material revenues for the nine months ended September 30, 2014 or 2013.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2014 and 2013 were $5,334,752 and $762,016, respectively. The increase in total operating expenses of $4,572,736, or approximately 600.1%, was primarily related to an increase in employee compensation of approximately $1,255,000 an increase in non-cash compensation expense for stock and warrant issuances of approximately $1,556,000, an increase in consultant expenses of approximately $799,000, an increase in professional services of approximately $527,000, an increase in other operating expenses of approximately $373,000, an increase in marketing and advertising of approximately $152,000 and an increase in depreciation expense of $13,000. These increases were partially offset by a decrease in content, hosting and facilities costs of approximately $102,000.

Research and Development Expenses

For the nine months ended September 30, 2014 and 2013, research and development expenses were $2,732,997 and $641,311, respectively. Research and development expenses increased by $2,091,686, or approximately 326.2%, primarily due to an increase in consultant fees for application and business development of approximately $799,000, an increase in employee wages associated with the application development of approximately $1,016,000, an increase in other expenses for travel, office and other expenses of approximately $344,000, and an increase in costs to create materials for business development of approximately $84,000. The increases were partially offset by a decrease in costs associated with music licensing, hosting and professional fees of approximately $150,000.

General and Administrative Expenses

For the nine months ended September 30, 2014 and 2013, general and administrative expenses were $964,307 and $52,580 respectively. General and administrative expenses increased by $911,727, or approximately 1,734.0%, primarily due to an increase of $603,000 in professional expenses, legal and accounting fees, related to the activities associated with the Contribution, re-capitalization and financial reporting requirements, $240,000 in compensation, and $68,000 in marketing and investor relations development. General and administrative expenses include wages expenses, facilities and professional fees.

Stock based Compensation Expenses

For the nine months ended September 30, 2014 and 2013, stock based compensation expenses were $1,620,736 and $64,265, respectively. Stock based compensation expenses increased due to the grant of additional options in the first nine months of 2014 with a higher average fair value.

Other Income (Expense)

For the nine months ended September 30, 2014 and 2013, other income (expense) was $509,642 and ($5,908), respectively. Other income (expense) increased primarily due to change in fair value of the warrants issued in 2014.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we satisfied our operating cash requirements from private placements of membership interests in Raditaz and the PPO.

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

We have raised aggregate gross proceeds of approximately $9,680,300 in our PPO (before deducting placement agent fees and expenses of the PPO of approximately $1,529,000). With the proceeds from the PPO, management believes we have sufficient capital to fund our research and development and related general and administrative expenses for at least the next 3-6 months of operations under our current business plan. Management believes we will need to raise additional capital prior to our planned launch of CÜR in the first half of 2015.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,526,937 for the nine months ended September 30, 2014, as compared to net cash used of $663,619 for the nine months ended September 30, 2013. The increase of $2,863,318 or 431.5%, in net cash used in operations was primarily due to an increase non-cash compensation and share based consulting services of $1,806,000 offset by a decrease in accrued liabilities of $220,000, non-cash change in fair value of derivative liabilities of $491,000 and an increase in the net operating loss compared with nine months ended September 30. 2013.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2014 and 2013, we used $64,843 and $2,581, respectively, of cash in investing activities. The cash used in investing activities in the nine months ended September 30, 2014 was for the purchase of computers and related hardware, software and other office equipment associated with additional staff and development.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2014 and 2013, we received $8,132,472 and $666,200, respectively, in proceeds from the sale of common stock and/or warrants of the Company. The $8,303,225 we received during the nine months ended September 30, 2014, was primarily related to the PPO. Receipts were slightly offset by an increase in debt repayments of $164,000.

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

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our predecessor’s disclosure controls and procedures existing as of September 30, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2014, that occurred during our third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Between August 11, 2014 and October 15, 2014, we issued an aggregate of 95,000 non-statutory stock options under our 2014 Equity Incentive Plan to employees of the Company at an exercise price of $1.00 per share, a price equal to the PPO Price.

The issuances of the non-statutory stock options in connection with these transactions were exempt from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

On September 17, 2014, non-statutory stock options to purchase 9,554 shares of our Common Stock, which were issued under our 2014 Equity Incentive Plan, were exercised by their holder.

The issuance of the shares of Common Stock in connection with this transaction was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On September 29, 2014, in consideration for services provided pursuant to a consulting agreement, we issued an aggregate of 250,000 shares of our Common Stock to a consultant, and its designee, which were valued at an aggregate of $250,000.

The issuance of the shares of Common Stock in connection with this transaction was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Entry into Data License and Service Agreement with Rovi Data Solutions and Veveo Inc.

On July 1, 2014, we entered into a data license and service agreement (the “Data License and Services Agreement”) with Rovi Data Solutions, Inc. and Veveo, Inc. (”Rovi”).  Pursuant to the Data License and Services Agreement, we acquired the limited, non-exclusive, non-transferable right and license to use, display, communicate, reproduce and transmit Rovi’s search and recommendation data in our CÜR music streaming product and platform.  On September 8, 2014 and September 18, 2014, the Data License and Services Agreement, was amended to include custom development of search and voice capabilities.

The term of the Data License and Services Agreement will continue through March 14, 2017.  Unless one party gives the other party sixty (60) days written notice prior to the end of the initial term or an extended term of its desire to terminate the Data License and Services Agreement at the end of the initial term or applicable extended term, the Data License and Services Agreement shall automatically renew for additional one (1) year periods which will immediately follow the initial term.

In consideration for the grant of rights and license by Rovi, we agreed to pay a fixed monthly license fee during the development period, which will increase following the launch date and through March 14, 2016.  After March 14, 2016, consideration paid will depend on our number of subscribers.  As of September 30, 2014, we had paid Rovi and aggregate of $30,000.

The Data License and Services Agreement, as amended, is filed as Exhibit 10.1 to this report and incorporated herein by reference.

Entry into Distribution Agreement with MediaNet Digital, Inc.

On November 13, 2014, we entered into a distribution agreement (the “Distribution Agreement”) with MusicNet, Inc. d/b/a MediaNet Digital, Inc. (“MediaNet”).  Pursuant to the Distribution Agreement, MediaNet will provide us with certain services that will enable and provide for the delivery of sound recordings to end users of our CÜR music streaming product and platform.

In consideration for these services, we agreed to pay a set-up fee, a monthly technology licensing fee, a monthly usage fee, and will pay for any additional professional services and technical assistance or customization.

The term of the Distribution Agreement will be for a period of three (3) years, and will automatically renew for successive one (1) year periods, subject to termination by one of the parties.  Either party may terminate the Distribution Agreement effective immediately upon notice of a material breach of any obligation thereunder by the other party, if such material breach or failure is not cured within thirty (30) days following the date the non-breaching party gives the other party notice setting forth in reasonable detail the elements of such breach.  In addition, either party will have the right to terminate the Distribution Agreement at the conclusion of the initial term or the conclusion of the then current renewal term upon written notice received by the non-terminating party, (a) if by us,  not less than thirty (30) days prior to the end of the initial term or the end of the then current renewal term, or, (b) if by MediaNet, not less than ninety (90) days prior to the end of the initial term or the end of the then current renewal term.

The Distribution Agreement is filed as Exhibit 10.2 to this report and incorporated herein by reference.

Resignation and Appointment of Chief Technology Officer

On November 13, 2014, Gordon C. Mackenzie III resigned as our Chief Technology Officer, to pursue other interests.  In connection with his resignation, Mr. Mackenzie’s Employment Agreement, dated March 11, 2014, was terminated, and we have no further obligations thereunder.  In addition, Mr. MacKenzie’s non-qualified stock options to purchase 150,000 shares of our Common Stock terminated upon his resignation.

On November 13, 2014, we appointed Michael Betts as our Interim Chief Technology Officer.

Michael Betts, 50, is a veteran software professional with over 25 years of successfully delivering software solutions.  Before joining CÜR Media in May 2012 as Senior Platform Architect, he was the CTO / Architect at Artbox LLC, which he joined in September 2009.  Prior to Artbox, he was Principal of Software Development Group LLC, whose major clients included Konica-Minolta, HP, NIST, and Microsoft.  Mr. Betts has a Master’s Degree in Computer Science from Rensselaer Polytechnic Institute and a B.S., Computer Science Engineering / Electrical Engineering from the University of Connecticut.

There are no arrangements or understandings between Mr. Betts and any other person pursuant to which he was appointed as an officer of ours.  In addition, there are no family relationships between Mr. Betts and any of our other officers or directors.  Further, there was no transaction since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which Mr. Betts had, or will have, a direct or indirect material interest.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

10.1	*

Data License and Service Agreement, dated July 1, 2014, among the Company, Rovi Data Solutions and Veveo, Inc., as amended as of September 8, 2014 and September 18, 2014 (confidential portions have been omitted and filed separately with the SEC)

10.2	*	Distribution Agreement, dated November 13, 2014, between the Company and MusicNet, Inc. d/b/a MediaNet Digital, Inc. (confidential portions have been omitted and filed separately with the SEC)
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CÜR MEDIA, INC.

Dated: November 14, 2014	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

10.1	*

Data License and Service Agreement, dated July 1, 2014, among the Company, Rovi Data Solutions and Veveo, Inc., as amended as of September 8, 2014 and September 18, 2014 (confidential portions have been omitted and filed separately with the SEC)

10.2	*	Distribution Agreement, dated November 13, 2014, between the Company and MusicNet, Inc. d/b/a MediaNet Digital, Inc. (confidential portions have been omitted and filed separately with the SEC)
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith

