Form 10-K
period 2014-12-31
CUR MEDIA, INC.
filed 2015-03-31
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, there were 24,569,809 shares of the registrant's common stock, par value $0.0001 per share, issued and outstanding. Of these, 10,335,537 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on June 30, 2014 was $18,603,967, based on the closing sale price of $1.80 per share for the registrant’s common stock as quoted on the OTC Markets OTC QB marketplace.

As of March 31, 2015, there were 24,954,363 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas;

•	Our ability to attract and retain management with experience in digital media including digital music streaming, and similar emerging technologies;

•	Our ability to negotiate economically feasible agreements with the major and independent music labels, publishers and publisher rights organizations;

•	Our expectations regarding market acceptance of our products in general, and our ability to penetrate the digital music streaming market in particular;

•	The scope, validity and enforceability of our and third party intellectual property rights;

•	Our ability to comply with governmental regulation;

•	Our ability to raise capital when needed and on acceptable terms and conditions; and

•	The intensity of competition.

These risks and others described under the section “Risk Factors” below are not exhaustive.

Given these uncertainties, readers of this Annual Report on Form 10-K (“Annual Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the “Company”, “CÜR Media”, “we”, “us”, or “our”, are to CÜR Media, Inc., and its consolidated subsidiary, CÜR Media, LLC.

PART I

ITEM 1. BUSINESS

History

We were incorporated in the State of Delaware as Duane Street Corp. on November 17, 2011. Our original business was manufacturing and marketing baby products. Prior to the Contribution (as defined below), our Board of Directors (“Board”) determined to discontinue operations in this area and to seek a new business opportunity.

On January 28, 2014, we consummated a contribution transaction (the “Contribution”) with CÜR Media, LLC (formerly Raditaz, LLC), a limited liability company organized in the State of Connecticut on February 15, 2008, pursuant to a Contribution Agreement by and among the Company, CÜR Media, LLC, and the holders of a majority of CÜR Media, LLC’s limited liability company membership interests (the “Contribution Agreement”). In connection with the Contribution, and in accordance with the terms and conditions of the Contribution Agreement, all outstanding securities of CÜR Media, LLC were exchanged for securities of the Company.

As a result of the Contribution, CÜR Media, LLC became our wholly owned subsidiary, and we adopted the business of CÜR Media, LLC, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices, as our sole line of business.

On January 31, 2014, we changed our name to CÜR Media, Inc., a name which more accurately represents our new business focus. In connection with the name change, we changed our OTC trading symbol to “CURM.”

In addition, on January 31, 2014, we increased our number of authorized shares to 310,000,000 shares, consisting of (i) 300,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”), and (ii) 10,000,000 shares of “blank check” preferred stock, par value $0.0001 per share (“Preferred Stock”).

Further, on January 31, 2014, our Board authorized a 16.503906-for-1 forward split of our Common Stock, in the form of a dividend, pursuant to which each shareholder of our Common Stock as of the record date received 15.503906 additional shares of Common Stock for each one share owned. Share and per share numbers in this report relating to our Common Stock have been retrospectively adjusted to give effect to this forward stock spilt, unless otherwise stated.

In a private placement financing we conducted with respect to which closings occurred on January 28, 2014, March 14, 2014 and March 28, 2014 (the “2014 PPO”), we sold an aggregate of 9,680,300 units of our securities (each, a “Unit” and collectively, the “Units), at an offering price of $1.00 per Unit (the “PPO Price”), each Unit comprised of one (1) share of our Common Stock and a warrant to purchase one (1) share of our Common Stock at an exercise price of $2.00 per share for a term of five (5) years (“PPO Warrants”), for gross proceeds of approximately $9,680,000 (before deducting placement agent fees and expenses of the 2014 PPO estimated at approximately $1,529,000).

The placement agent for the 2014 PPO and its sub-agent were paid an aggregate commission of approximately $968,000 and were issued warrants to purchase an aggregate of 968,300 shares of our Common Stock at an exercise price of $1.00 per share for a term of five (5) years (“Broker Warrants”).

Our principal executive offices are located at 2217 New London Turnpike, South Glastonbury, CT 06073, USA. Our telephone number is 1-860-430-1520. Our primary website address is www.curmusic.com.

Our Business

Our CÜR Music product will provide a paid subscription internet radio service offering listeners streaming music on the web and mobile devices. CÜR Music began as Raditaz, a free internet radio product, which was launched in 2012, and had iPhone and Android applications in addition to a website at www.raditaz.com. We improved and enhanced our product in 2012, and, by mid-2013, we had over 150,000 monthly unique users using Raditaz. We took the Raditaz iPhone and Android applications, and our website, offline to focus our resources on the development of CÜR Music. We plan to launch our enhanced product offering later in 2015.

Our Service

CÜR Music will be a new social streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on web and mobile devices. CÜR Music will target consumers who are seeking a more comprehensive music streaming service for a relatively low subscription fee. We believe that the CÜR Music product will include a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, and with a limited on-demand offering. As designed, CÜR Music will include a toolset that enables consumers to curate their playlists with photos, short personal videos, and other tools that stimulate consumers to share CÜR Music with their friends.

Our business plan includes a music service that will give listeners access to millions of songs and an on-demand song bank. In addition to the ability to stream music, subscribers will be able to personalize their playlists, buy music downloads, share songs with friends and add photos and short personal videos to songs in the sharing process.

Our business plan also includes a second revenue stream of personalized advertising, which we do not intend to interrupt a music stream, but targets a user’s listening habits. We believe the advertising will be in the form of, display ads, email and/or text messages.

Our business plan further includes a third revenue stream from the sale of music, concert tickets and merchandise through our music streaming service, tailored to each listeners taste based on prior listening trends. We plan to sell music downloads beginning with our launch later in 2015, and sales of concert tickets and merchandise at a later date.

In addition, our business plan includes distributing CÜR Music’s music streaming service through Apple’s iTunes App Store to iOS devices, Google’s Google Play Store to Android devices and the internet among other distribution channels and platforms. At launch, we plan to have an iPhone application, an Android application and a website.

We plan to source our music from MusicNet, Inc. d/b/a MediaNet Digital, Inc. We will use Amazon web services to support certain of the technological needs of the business.

In order to launch our music service later in 2015, we have to complete the development of our backend systems, complete the user interface of CÜR Music, complete the development of our iPhone, Android and web applications, complete our Alpha and Beta testing, complete formal contracts with major music labels including Universal, SONY and Warner, and enter into content licensing agreements with music publishers and publishers rights organizations. We are currently working on the user interface and user experience, and will continue to do so through launch. The cost of entering into content licensing agreements with major music labels, publisher rights organizations and publishers is expected to include legal and consulting fees in the range of $300,000 to $500,000 in total. We have a team of software engineers, led by our Interim Chief Technology Officer, working on developing the technology platform, as well as the iPhone and Android applications and the CÜR Music website. We have made significant progress in the development of CÜR Music’s applications and website.

Not including non-cash expenses and based on the capital that we raised in our 2014 PPO, and anticipate raising in our Warrant Tender Offer (as defined below), we expect to spend approximately $11.0 million on research and development, sales and marketing and general and administrative costs, to complete the development of the CÜR Music. We expect to spend a total of approximately $6.9 million on research and development, including approximately $4.0 million spent in 2014, approximately $1.1 million spent in the first quarter of 2015, approximately $1.8 million to be spent in the second quarter of 2015 prior to our launch. We spent approximately $0.2 million in sales and marketing in 2014, and we expect to spend approximately $1.6 million more on sales and marketing in the first six months of 2015 as we head towards launch of CÜR Music. We expect to spend approximately $2.7 million on general and administrative costs, including approximately $1.2 million spent in 2014, approximately $0.5 million spent in the first quarter of 2015, and approximately $1.0 million to be spent in second quarter of 2015, prior to our launch. In addition to the aforementioned costs, we expect to pay up to $10 million dollars as prepayments in connection with the agreements that we plan to have with the major music labels.

We plan to bring CÜR Music to market later in 2015. We contemplate raising an additional $25-$30 million concurrent with the planned launch of CÜR Music, to implement our business plan, market CÜR Music, provide content license costs, and for general working capital. This fundraising has not yet begun, and no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. We plan to launch our CÜR Music music streaming product and platform later in 2015. Assuming we are successful in securing additional financing, our business plan would be amended to spend an additional $22.5 million on content costs, sales and marketing and general and administrative costs through 2015. The increase is comprised of additional staffing, marketing and advertising, content costs to labels and publishers, and other costs supporting launch and projected growth.

Source and Content

We entered into an agreement with Rovi, a leading music intelligence company, to utilize their music intelligence platform for generating music playlists for CÜR Music users. We also entered into an agreement with MusicNet, Inc. d/b/a MediaNet Digital, Inc. from whom we will source our music. We plan to use Amazon web services to support certain of the technological needs of the business.

Content Licensing

We intend to enter into content licensing agreements with major music labels including Universal, SONY and Warner, as well as independent labels and also with music publishers and publisher rights organizations. The terms of these agreements are subject to negotiation relating to the economics that will be required by the music labels and the features and functionality pertaining to CÜR Music. We provide no assurances that this can be completed with terms acceptable to the Company.

Competition for Listeners

We face competition from larger and more established media service providers. We must compete for the time and attention of listeners with more established companies offering similar services. We compete on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of ad load, brand awareness and reputation. We also will compete for listeners on the basis of our presence and visibility as compared with other providers that deliver content through the internet, mobile devices and consumer products. Many of our current and potential future competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. For additional details on risks related to competition for listeners, please refer to the section entitled “Risk Factors” below.

Our competitors include:

•

Other Radio Providers. We expect to compete for listeners with broadcast radio providers, including terrestrial radio providers such as iHeart Radio (formerly Clear Channel) and CBS and satellite radio providers such as Sirius XM among others. Many broadcast radio companies own large numbers of radio stations or other media properties. Many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. In addition, unlike participants in the emerging internet radio market, terrestrial and satellite radio providers, as aggregate entities of their subsidiary providers, generally enjoy larger established audiences and longer operating histories. Broadcast and satellite radio companies enjoy a significant cost advantage because we believe they pay a much lower percentage of revenue for transmissions of sound recordings.

•

Internet Radio Providers. We also compete directly with emerging non-interactive online radio providers such as Pandora, Apple iTunes Radio, iHeart Radio, Slacker Personal Radio and CBS’s Last.fm. We could face additional competition if known incumbents in the digital media space choose to enter the internet radio market.

•

Other Audio Entertainment Providers. We face competition from providers of interactive on-demand audio content and pre-recorded entertainment, such as Apple's iTunes Music Store, Spotify, Rdio, Rhapsody, Beats Music (Apple, Inc.), Google Play and Amazon, among others that allow listeners to select the audio content that they stream or purchase. This interactive on-demand content is accessible in automobiles and homes, using portable players, mobile phones and other wireless devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

•

Other Forms of Media. We compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services such as Netflix, Hulu, VEVO or YouTube, or play interactive video games on their home-entertainment system, computer or mobile phone, rather than listen to the CÜR Music service, these content services pose a competitive threat.

Competition for Advertisers

We intend to generate a portion of our revenue from advertising on our website and mobile applications. We will be in competition for potential advertisers with other content providers for a share of our advertising customers' overall marketing budgets. We anticipate having to compete on the basis of a number of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics. We believe that our ability to deliver targeted and relevant ads across a wide range of platforms allows us to compete favorably on the basis of these factors and justify a long-term profitable pricing structure. However, the market for online and mobile advertising solutions is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. For additional details on risks related to competition, please refer to the section entitled “Risk Factors” below. Terrestrial broadcast and to a lesser extent satellite radio are significant sources of competition for advertising dollars. These radio providers deliver ads across platforms that are more familiar to traditional advertisers than the internet might be. Advertisers may be reluctant to migrate advertising dollars to our internet-based platform. Additionally, we expect to compete for advertising dollars with other traditional media companies in television and print, such as ABC, CBS, FOX and NBC, cable television channel providers, national newspapers such as The New York Times and the Wall Street Journal and some regional newspapers. These traditional outlets present us with a number of competitive challenges in attracting advertisers, including large established audiences, longer operating histories, greater brand recognition and a growing presence on the internet.

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

We are also subject to federal and state laws regarding privacy of listener data. Once we launch the CÜR Music product, we will adopt a privacy policy which will describe our practices concerning the use, transmission and disclosure of listener information and will be posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect the privacy or security of our listeners' information could result in a loss of confidence in our service among existing and potential listeners, and ultimately, in a loss of listeners and advertising customers, which could adversely affect our business.

Intellectual Property

Our success depends upon our ability to protect our technologies and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, trademarks, contractual restrictions, technological measures and other methods. We entered into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and we control access to and distribution of our proprietary information.

We have registered the internet domain name www.curmusic.com for our website, and have a trademark application pending for "CÜR" and "CÜR8". We have registered trademarks for “Raditaz” and “Tunevision.”

Research and Development

Prior to launch we are devoting substantially all of our financial and business focus to product development, raising capital and building our technology infrastructure.

Customer Concentration

We currently do not have any customers or subscribers as we are still developing our product and have not launched a commercial product.

Employees

As of the date hereof, we have approximately 23 employees. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

We are developing CÜR Music and have not yet begun any commercial operations. Historically, we have been a shell company with no operating history and no assets other than cash. Upon consummation of the Contribution with CÜR Media, LLC, we redirected our business focus towards the development and commercialization of a music streaming subscription service. Although CÜR Media, LLC was incorporated in 2008, it did not launch its Raditaz DMCA-compliant internet radio product until 2012. Subsequently, the Raditaz iPhone and Android applications and website were taken offline to focus resources on the development of CÜR Music, which we plan to launch later in 2015. Therefore, both the Company and CÜR Media, LLC have limited operating histories upon which an evaluation of our business plan or performance and prospects can be made. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, the development of a product, as well as those risks that are specific to our proposed business in particular. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be accepted in the market. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results will be materially and adversely affected.

Given our limited operating history, management has little basis on which to forecast future demand for our products. The current and future expense levels of the Company following the Contribution are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the business of the Company is new and its market has not been developed. We do not expect meaningful revenues until at least 2016. If the forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, the Company may be unable to adjust its spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred losses in each fiscal year since our incorporation in 2011, and CÜR Media, LLC has incurred losses in each fiscal year since its formation in 2008. We anticipate that our operating expenses will increase in the foreseeable future as we continue to invest to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these higher expenses. If we are unable to do so, the Company and its business, financial condition and operating results could be materially and adversely affected.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We raised an aggregate of approximately $9,680,300 in our 2014 PPO (before deducting placement agent fees and expenses of the 2014 PPO of approximately $1,529,000). Assuming that all of the Original Warrants are exercised in the Warrant Tender Offer (as defined below), resulting in estimated net proceeds to the Company of approximately $4,261,000, we believe we will have sufficient funds to meet our presently anticipated working capital requirements for less than 12 months from year end. This belief is based on our operating plan which in turn is based on assumptions, which may prove to be incorrect and there is no assurance that all of the warrant holders will participate in the warrant tender offer. In addition, we may need to raise significant additional funds sooner in order to implement our business plan, support our growth, develop new or enhanced services and products, respond to competitive pressures, acquire or invest in complementary or competitive businesses or technologies, or take advantage of unanticipated opportunities. If our financial resources are insufficient, we will require financing in addition to the 2014 PPO and Warrant Tender Offer in order to meet our plans for expansion. We cannot be sure that this additional financing, if needed, will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms, or at all, we may be unable to develop or enhance our products and services, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to commercialize our products giving us access to additional cash resources, we will be required to curtail our operations.

Our products may not be accepted in the market.

We cannot be certain that CÜR Music, or other products or services we may develop or market, will achieve or maintain market acceptance. Market acceptance of our products depends on many factors, including our ability to license the necessary content from the music labels, publisher rights organizations and publishers, to convince key opinion leaders to provide recommendations regarding our products, convince distributors and customers that our technology is an attractive alternative to other technologies, supply and service sufficient quantities of products directly or through marketing alliances, and price products competitively in light of the current macroeconomic environment.

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

The market for streaming music on the internet and on mobile devices has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue and income potential of our business is uncertain. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and rapidly evolving market, which risks and difficulties include, among others:

•	Our relatively new, evolving and unproven business model.

•	Our ability to build our listener base and our paid subscriber base.

•	Our ability to effectively convert users from free trial to paid subscription service.

•	Our ability to negotiate economically feasible agreements with the major and independent music labels, publishers and publisher rights organizations.

•	Our ability to attract advertisers, and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable to us.

•	Our ability to develop and maintain relationships with makers of mobile devices, consumer electronics products and automobiles.

•	Our ability to develop and maintain relationships with Apple’s iTunes Store (App Store), Google’s Google Play Store, and other distribution platforms.

•	Our operation under an evolving music industry licensing structure that may change or cease to exist, which in turn may result in significant increase in operating expenses.

Failure to successfully address these risks and difficulties, and other challenges associated with operating in a new and emerging market, could significantly harm our business, financial condition, results of operations, liquidity and prospects.

Our failure to manage growth, diversification and changes to our business could harm our business.

We currently have no revenue, but may encounter significant growth upon the anticipated launch of our product, CÜR Music. The failure to successfully manage and monetize any growth, and to successfully diversify our business in the future, could harm the success and longevity of our company.

Investing in our securities is considered a high risk investment.

An investment in an early stage company such as ours involves a degree of risk, including the possibility that your entire investment may be lost. There can be no assurance that our online streaming music monthly subscription platform will be successful or profitable.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success is highly dependent on the continued services of our key officers, employees, and Board members as well as our ability to attract and retain highly skilled and experienced technical personnel. The loss of their services could have a detrimental effect on our operations. The departure of Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer, and a director of ours, Michael Betts, our Interim Chief Technology Officer, John Egazarian, our Senior Vice President of Mobile Solutions, J.P. Lespinasse, our Chief Marketing Officer or any major change in our Board or management, such as the departure of our Chairman, John A. Lack, or Vice Chairman, Robert B. Jamieson, could adversely affect our operations.

Investors will have little control over operations.

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

If our efforts to attract prospective subscribers and to retain subscribers are not successful, our growth prospects and revenue will be adversely affected. We plan to provide new users of CÜR Music with a free trial upon registration. If we are not able to convert users of our free trial to become paying subscribers, our growth prospects and ability to generate revenues will be negatively impacted.

Users of the Raditaz application and/or website may not transition to CÜR Music.

We have taken our beta product, Raditaz, offline in order to develop CÜR Music, and there are no assurances that users of Raditaz will transition to CÜR Music. If Raditaz’s beta users do not transition to CÜR Music, CÜR Music’s capital needs, results of operations, viability and growth prospects may be adversely affected.

Much of the success of our business plan relies on the accuracy of our business and customer research.

We engaged an outside research firm to conduct a research study regarding, among other things, the demand for CUR Music’s proposed product and features set. If the results of the research study prove to be inaccurate, our capital needs, results of operations, viability and growth prospects will be adversely affected.

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

We must license all of CÜR Music’s content from major and independent music labels as well as publishers and publisher rights organizations. These content owners will need to agree to license their content to us, and also approve many of CÜR Music’s features that would grant our customers enhanced access to their licensed material, such as on-demand play, song skipping and replaying, and offline listening. If we are not able to reach agreement with the music labels, publishers and/or publisher rights organizations on CÜR Music’s product features, pricing and/or cost of content licenses, our capital needs, results of operations, viability and growth prospects will be adversely affected.

If any of the three major music labels (Universal, Warner and/or Sony) and/or independent music labels, publishers or publisher rights organizations, do not grant permission, rescind permission, or fail to grant us permission on economically favorable terms to sell or stream music from MediaNet, Apple, Amazon, Google or other sources, our revenue numbers will be negatively impacted.

We may have to spend more to obtain new subscribers.

We anticipate incurring significant expenses to establish and maintain our subscribers. We will utilize a number of different channels and partnerships to do so and we may be required to expend greater resources on advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of our brand which would adversely affect our operating results and may not be effective.

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

There are no assurances that our development team can build all of CÜR Music’s planned product features.

Our software applications may not work as intended and the Company may not be able to develop the necessary software applications and/or product features. We are designing CÜR Music to include features that may be considered ambitious and untested, such as a library of several million songs, on-demand playlists, unlimited song skip and repeat functionality, social features, lyric synchronization, photo and video integration and storage and more. There are no assurances that the product features can be completed in the projected time-frame. If we are not able to accomplish these objectives, our capital needs, results of operations, viability and growth prospects will be adversely affected.

If we fail to accurately predict and play music that our listeners enjoy, we may fail to retain existing and attract new subscribers, both online and offline.

Our personalized playlist generating system will be obtained through a partnership with a digital entertainment service provider and is being designed to enable us to predict listener music preferences and select music content tailored to our listeners’ music tastes. While this third party provider has invested significant resources in refining these technologies, we cannot assure you that such investments will continue in the future or yield an attractive return or that such refinements will be effective. The effectiveness of personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback, and we have no assurance that we will be successful in enticing listeners to provide feedback sufficient for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional songs that will appeal to our listeners’ diverse and changing tastes. Our ability to predict and select music content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, convert free listeners to paid subscribers, increase listener hours and sell advertising.

We are subject to a number of risks related to credit card and debit card payments that we plan to accept, and we may not be able to enter into an economically favorable credit and debit card processing arrangements.

Our subscription business, which we anticipate will make up for 80-85% or more of total revenue, will be completely dependent on our ability and third party processors’ abilities to process monthly subscription payments through credit and debit card processing methods. Any disruption in this service could adversely affect our business.

For credit and debit card payments, we will be required to pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our products, or suffer an increase in our operating expenses, either of which could adversely affect our business, financial condition and results of operations.

If we, or any of our processing vendors, have problems with our billing software or our third party’s billing software, or the billing software malfunctions, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software or our third party’s billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be adversely affected.

We will also be subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We will need to assess whether we are fully compliant with the Payment Card Industry, or PCI, Data Security Standard, or PCI DSS, a security standard with which companies that collect, store, or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. Our failure to comply fully with PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages, and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that, even if PCI DSS compliance is achieved, we will maintain PCI DSS compliance or that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

Our users will be entirely dependent on our mobile phone application and website working properly for their enjoyment. Any disruption in these services could cause us to lose subscribers and harm our business.

Loss of potential customers, or partners and potential partners who provide content we distribute to our customers.

Our technology and CÜR Music product will be dependent upon technology companies such as MediaNet, Amazon, Google, Apple, Microsoft and others, for the provision of digital music song library, creation of customized playlists and the hosting of our services. A loss of these content providers or a technical issue with these providers could materially disrupt our business.

Changes to our products, services, technologies, licenses or business practices or strategies may drive away customers.

Any change to our business model and/or CÜR Music product may cause a loss of subscribers and the inability to attract subscribers, which may adversely affect our business. Examples of such changes include, but are not limited to, a change or drop of certain CÜR Music features, increase or decrease in subscription rates, a decrease in the quality of music streamed, a shift to a smaller library of music, inability to keep pace with competitors, and maintaining relationships with makers of consumer products such as mobile phones, tablets, and automobiles.

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

Our business will be dependent on revenue from subscription, advertising and song sales, and merchandise and ticket sales. Our subscription transactions, song sales and other revenues will involve credit card processing. Any delays or lengthened sales cycles, delays in collect fees due from credit card companies and/or credit card transaction cancellations, may adversely affect our business.

Degradation in our stature and reputation in the market could harm our business.

Our CÜR and Raditaz brand names are very important to us, and any degradation in our stature and reputation in the market may adversely affect our business.

Our failure to drive advertising revenue could harm our business.

While we anticipate revenue from advertisements to be a non-core revenue generator and make up approximately 15% of total revenue, advertising revenue will still be an important factor in determining our financial success. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including, but not limited to, the number of users and subscribers and the number of listener hours on CÜR Music, keeping pace with changes in technology and the competition, and competing effectively for advertising dollars from other online marketing and media companies.

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

Our advertisers' usage may decline or fluctuate as a result of a number of factors, including, but not limited to:

•	the performance of their display and audio ad campaigns and their perception of the efficacy and efficiency of their advertising spending through CÜR Music;

•	changes in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers' spending priorities;

•	our ability to deliver display, audio ad campaigns in full, i.e., our ability to serve each requested impression;

•	their satisfaction with our solutions and our client support;

•	the ability of our optimization algorithms underlying our solutions to deliver better rates of return ad spending dollars than competing solutions;

•	seasonal patterns in advertisers' spending, which tend to be discretionary;

•	the pricing of our or competing solutions; and

•	reduction in spending levels or changes in brand advertisers' strategies regarding advertising spending.

If a major advertiser decides to materially reduce its advertising spend, it could do so on short or no notice. We cannot assure that our advertisers will continue to use CÜR Music, or that we will be able to replace in a timely or effective manner departing advertisers with new advertisers from whom we generate comparable revenue.

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

We will compete with hundreds of services that stream music to users of the internet and mobile devices.

The streaming music industry is heavily saturated with competitors, many of which offer ad-supported free music listening. We do not plan for CÜR Music to have a free, ad-supported product, like many of our competitors. If we decide to integrate a free, ad-supported product into CÜR Music, our capital needs, results of operations, viability and growth prospects may be adversely affected.

Our users will access CÜR Music through mobile devices, tablets, the internet, automobiles and other platforms.

If the cost of assessing streaming music, including CÜR Music, through cellular networks proves to be too expensive for potential subscribers or subscribers of CÜR Music, our capital needs, results of operations, viability and growth prospects may be adversely affected.

Many of our subscribers may purchase our service through on-line third party stores.

Google and Apple assess a fee equal to 30% of purchases made within applications on their platforms (Android and iOS). If we are unable to have a significant percentage of our subscribers sign-up and subscribe to CÜR Music through a web browser outside of these platforms, our business, financial condition and/or results of operations will be adversely affected. If we are unable to reach agreement with music labels on acceptable terms, where users subscribe through the Android and iOS platforms, our business, financial condition and/or results of operations will be adversely affected. Further, if Apple, Google, Amazon or other companies change the structure of their online stores, we may not be able to get customers to download our applications.

Many of our potential subscribers may be young and may not have access to credit cards or have the ability to pay for CÜR Music.

If we are unable to provide adequate payment options for younger potential subscribers, our business, financial condition and/or results of operations will be adversely affected.

We may not be able to negotiate economically viable agreements with publishers and publisher rights organizations including SESAC, ASCAP, BMI, Sony/ATV, Warner Chappel, Universal, BMG among others.

If music publishers withdraw all or a portion of their musical works from performing rights organizations for public performances by means of digital transmissions, then we may be forced to enter into direct licensing agreements with these publishers at rates higher than those we intend to pay to publisher rights organizations, or we may be unable to reach agreement with these publishers at all, which could adversely affect our business, our ability to attract and retain listeners, financial condition and results of operations.

If we fail to detect click fraud or other invalid clicks on ads, we could lose the confidence of our advertisers, which would cause our business to suffer.

Our business will rely on delivering positive results to our advertising customers. We will be exposed to the risk of fraudulent and other invalid clicks or conversions that advertisers may perceive as undesirable. A major source of invalid clicks could result from click fraud where a listener intentionally clicks on ads for reasons other than to access the underlying content of the ads. If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising products, which could lead to dissatisfaction with our advertising programs, refusals to pay, refund demands or withdrawal of future business. This could damage our brand and lead to a loss of advertisers and revenue.

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

We may not be successful in distributing its products on the internet or on mobile devices, or using a paid marketing strategy on the internet, on mobile devices, on tablets of offline.

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

We may not be able to launch our music streaming service on iPhone, Android and the web and associated tablets.

If we are not able to launch CÜR Music on iPhone, Android and/or the web and/or on associated tablets, our business, financial condition and/or results of operations will be adversely affected.

Government regulation of the internet is evolving, and unfavorable developments could have an adverse effect on our operating results.

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

Third Party Risks

We will rely on third parties to provide software and related services necessary for the operation of our business.

We are incorporating and including third-party software into and with our applications and service offerings and expect to continue to do so. The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We will depend upon third party licenses for musical works and content and the ability to obtain these licenses, a change to or loss of these licenses could increase our operating costs or adversely affect our ability to retain and expand our listener base, and therefore could adversely affect our business.

To secure the rights to stream musical works embodied in sound recordings over the internet, we will obtain licenses from or for the benefit of copyright owners and pay royalties to copyright owners or their agents. Those who own copyrights in musical works are vigilant in protecting their rights and seek royalties that are very high in relation to the revenue that can be generated from the public performance of such works. There is no guarantee that the licenses available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to stream musical works or if we cannot do so on terms that are acceptable to us, our ability to stream music content to our listeners, and consequently our ability to attract and retain advertisers, will be adversely impacted.

In order to stream musical works embodied in sound recordings over the internet, we must obtain public performance licenses and pay license fees to performing rights organizations: Broadcast Music, Inc., or BMI, SESAC, Inc., or SESAC, and the American Society of Composers, Authors and Publishers, or ASCAP, among others. These organizations represent the rights of songwriters and music publishers, negotiated with copyright users such as us, collect royalties and distribute those royalties to the copyright owners they represent, namely songwriters and music publishers. Performing rights organizations have the right to audit our playlists and royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and the amounts involved could be material.

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

We must license all of CÜR Music’s content from major and independent music labels. These music labels will need to agree to license their content to us, and also approve many of CÜR Music’s features that would grant our customers enhanced access to their licensed material, such as on-demand play, song skipping and replaying, and offline listening. If we are not able to reach agreement with the music labels, publishers and/or publisher rights organizations on CÜR Music’s product features, pricing and/or cost of content licenses, our capital needs, results of operations, viability and growth prospects will be adversely affected.

If any of the three major music labels (Universal, Warner and/or Sony) and/or independent music labels, do not grant permission, rescind permission, or fail to grant us permission on economically favorable terms to sell or stream music from MediaNet, Apple, Amazon, Google or other sources, our revenue numbers will be negatively impacted.

Our revenue from song sales will depend on third party stores and services.

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

We plan to rely on a third party company to manage our subscriber list and customer payments. If we decide to manage subscriptions and payments transactions in-house we will assume the regulatory and financial risk for such user information and financial transactions.

We will generate our created playlists and stations using data from a third party.

We entered into an agreement with a leading music intelligence company, to utilize their music intelligence platform for generating music playlists and other information for CÜR Music users. If such third party were to decide to not let us use their data, we may not be able to enable users to create playlist and/or stations. This would have a negative impact on our business.

We relied on, and anticipate continuing to rely on, MediaNet for our music catalog.

We relied on, and anticipate continuing to rely on, MediaNet for our music catalog. The size of the catalog is dependent on the successful negotiation of music licenses with the major and independent music labels publishers and publisher rights organizations. We may not be able to obtain licenses from major and independent music labels, publishers and/or publisher rights organizations, which would materially and adversely affect our business results, operations and our business prospects.

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

The inability to obtain or the loss of agreements with the makers of mobile operating systems and devices, renegotiation of such agreements on less favorable terms or other actions these third parties any take could harm our business.

We currently do not have any agreements with makers of mobile operating systems or devices. Future agreements with the makers of mobile operating systems and devices through which our service may be accessed, including Apple, Blackberry, Amazon and Google, among others, will be short term or may provide that they can be cancelled at any time with little or no prior notice or penalty. The loss of these agreements once obtained, or the inability to obtain these agreements or the renegotiation of these agreements on less favorable economic or other terms, could limit the reach of our service and its attractiveness to advertisers, which, in turn, could adversely affect our business, financial condition and results of operations. Some of these mobile device makers, including Apple, are now, or may in the future become, competitors of ours, and could stop allowing or supporting access to our service through their products for competitive reasons. Furthermore, because devices providing access to our service are not manufactured and sold by us, we cannot guarantee that these companies will ensure that their devices perform reliably, and any faulty connection between these devices and our service may result in consumer dissatisfaction toward us, which could damage our brand.

If we are unable to continue to make our technology compatible with the technologies of third-party distribution partners who make our service available to our listeners through mobile devices, consumer electronic products and automobiles, we may not remain competitive and our business may fail to grow or decline.

In order to deliver music everywhere our listeners want to hear it, we need our service to be compatible with mobile, consumer electronic, automobile and website technologies. Our service will be accessible in part through CÜR-developed or third-party developed applications that hardware manufacturers embed in, and distribute through, their devices. Connected devices and their underlying technology are constantly evolving. As internet connectivity of automobiles, mobile devices, and other consumer electronic products expands and as new internet-connected products are introduced, we must constantly adapt our technology. It is difficult to keep pace with the continual release of new devices and technological advances in digital media delivery and predict the problems we may encounter in developing versions of our applications for these new devices and delivery channels, and it may become increasingly challenging to do so in the future. In particular, the technology used for streaming the CÜR Music service in automobiles remains at an early stage and may not result in a seamless customer experience. If automobile and consumer electronics makers fail to make products that are compatible with our technology or we fail to adapt our technology to evolving requirements, our business and financial results could be harmed.

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

Interruptions or delays in our services or from third-party vendors could adversely affect our brand and disrupt our business.

We will rely on systems housed in our own facilities and upon third-party vendors, including bandwidth providers and data center facilities located in locations throughout the United States and potentially the world, to enable listeners to receive our content in a dependable, timely, and efficient manner. We expect to experience periodic service interruptions and delays involving our own systems and those of our third-party vendors. We do not currently maintain a live fail-over capability that would allow us to switch our streaming operations from one facility to another in the event of a service outage. Both our own facilities and those of our third-party vendors are and will be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They also are and will be subject to break-ins, sabotage, intentional acts of vandalism, failure of physical, administrative, and technical security measures, terrorist acts, natural disasters, human error, the financial insolvency of our third-party vendors and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third-party vendors store and deliver on our behalf.

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

System failures could significantly disrupt our operations and cause us to lose advertisers, or publishers, subscribers and/or users.

Our success will depend on the continuing and uninterrupted performance of our solutions, which we will utilize to enable our users to stream music, edit playlists, create playlists, receive payments, place ads, monitor the performance of advertising campaigns, manage our advertising inventory, among other things. Our revenue will depend on our ability to collect subscription fees and deliver ads. Sustained or repeated system failures that interrupt our ability to provide our service, could significantly reduce the attractiveness of our solutions and reduce our revenue. Our systems will be vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. Any such system failures could significantly disrupt our operations and cause us to lose users, subscribers and advertisers.

We will exercise no control over our third-party vendors, which will make us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have significant adverse impacts on our business reputation, customer relations and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Our success will depend on our subscribers continued access to the internet and wireless devices and the continued reliability and maintenance of the internet and cellular infrastructure.

Because our service is being designed primarily to work over the internet and cellular networks, our revenue growth will depend on our listeners’ low cost, high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure, including the wireless internet infrastructure and the cellular network infrastructure. The delivery of our service will depend on third-party internet service providers and wireless telecommunication companies expanding high-speed internet access and wireless networks, maintaining reliable networks with the necessary speed, data capacity and security, and developing complementary products and services for providing reliable and timely wired and wireless internet access and services. The success of our business depends generally on the continued accessibility, maintenance and improvement of the internet and, in particular, on access to the internet through wireless infrastructure, to permit high-quality streaming of music content and provide a convenient and reliable platform for customer interaction. All of these factors are outside of our control.

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

We cannot control the actions of third parties who may have access to the listener data we collect. The integration of the CÜR Music service with applications provided by third parties represents a significant growth opportunity for us, but we may not be able to control such third parties’ use of listeners’ data, ensure their compliance with the terms of our privacy policies, or prevent unauthorized access to, or use or disclosure of, listener information, any of which could hinder or prevent our efforts with respect to growth opportunity.

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

Risks Related to Ownership of Our Securities

We may be unable to raise enough capital to implement our business plan.

We are largely dependent on capital raised through our 2014 PPO and Warrant Tender Offer (as defined below) to implement our business plan and support our operations. We raised aggregate gross proceeds of approximately $9,680,000 in our 2014 PPO (before deducting placement agent fees and expenses of the 2014 PPO estimated at approximately $1,529,000). If all Original Warrants are amended and exercised pursuant to the Warrant Tender Offer (as defined below), we will raise an approximately $4,261,000 in net proceeds. As a result, we believe we would then have sufficient funds to meet our presently anticipated working capital requirements for less than 12 months from year end. At the present time, we have not made any arrangements to raise additional cash. We anticipate raising an additional $25-$30 million prior to the launch of our CÜR Music product, which funds will be used to complete the development of the CÜR Music product, negotiate with music labels, publishers and publishers rights organizations, and for working capital purposes. We cannot assure you that we will be able to raise the working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you may lose all of your investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock or preferred stock or other securities that are convertible into or exercisable for our Common Stock or Preferred Stock.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our Common Stock or Preferred Stock or other securities that are convertible into or exercisable for our Common Stock or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our 2014 Plan (as defined below), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board may at any time authorize the issuance of additional Common Stock or Preferred Stock without Common Stockholder approval, subject only to the total number of authorized Common Stock and Preferred Stock set forth in our Amended and Restated Articles of Incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of Common Stock or Preferred Stock or other securities may create downward pressure on the trading price of our Common Stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the Common Stock are then traded.

The ability of our Board to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

We currently have authorized 310,000,000 shares of capital stock, consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of “blank check” Preferred Stock. As a result, our Board is authorized to issue up to 10,000,000 shares of Preferred Stock with powers, rights and preferences designated by it. Shares of voting or convertible Preferred Stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the Board to issue such additional shares of Preferred Stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring certain corporate actions and may lead to a sudden change in our stock price.

Our Common Stock ownership is highly concentrated. Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer, beneficially owns 7,054,676 shares, or approximately 27.4% of our total outstanding Common Stock. His interests may differ significantly from your interests. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder’s holdings could cause a sharp decline in the market price of our Common Stock.

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

There currently is a limited trading market for our Common Stock. Failure to maintain a trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) and the OTC Markets OTCQB marketplace (“OTCQB”) under the symbol “CURM.” The OTCBB and OTCQB are thinly traded markets and lack the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market, include the following:

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

Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing and remains listed on the OTCBB and/or OTCQB, or suspended from the OTCBB and/or OTCQB, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•	In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

Until our Common Stock is listed on a national securities exchange such as the NYSE MKT and NASDAQ, we expect our Common Stock to remain eligible for quotation on the OTCBB and OTCQB, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, the shares of our Common Stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise capital.

Because the Company became public by means of the Contribution, it may not be able to attract the attention of major brokerage firms.

There may be risks associated with the Company becoming public through the Contribution. Securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on the Company’s behalf.

If securities analysts do not initiate coverage or continue to cover our Common Stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our Common Stock.

The trading market for our Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. It is often more difficult to obtain analyst coverage for companies whose securities are traded on the OTCBB or OTCQB. We do not have any control over securities analysts. There is no guarantee that securities analysts will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Complying with these laws and regulations requires the time and attention of our Board and management, and increases our expenses. Among other things, we are required to:

•

maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board (“PCAOB”);

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements, when required, and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board, particularly directors willing to serve on an audit committee which we expect to establish.

Non-compliance with the Sarbanes-Oxley Act could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our Common Stock.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP”). As further described in Part II, Item 9A., “Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting” in this Annual Report, our management has identified a material weakness in our internal control over financial reporting. A material weakness, as defined in the standards established by the PCAOB, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We do not currently own any real property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock was approved for quotation on the Over-the-Counter Bulletin Board (the “OTCBB”) and the OTC Markets OTCQB marketplace (“OTCQB”) in September 2013. No shares of Common Stock had been traded as of December 31, 2013.

Through February 11, 2014, our trading symbol was “DUSR.” As of February 11, 2014, we were assigned a new trading symbol of “CURM.” Trading in shares of our Common Stock on the OTCBB and OTCQB commenced on or about February 21, 2014.

OTCBB and OTCQB securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTCBB and OTCQB securities transactions are conducted through a telephone and computer network connecting dealers. OTCBB and OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table sets forth the high and low last-bid prices for our Common Stock for the periods indicated, as reported by OTCBB and OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Our Common Stock is very thinly traded and, thus, pricing of our Common Stock on OTCBB and OTCQB does not necessarily represent its fair market value.

	High	Low
2014
First quarter (February 21st through March 31st)	$3.20	$2.00
Second quarter (April 1st through June 30th)	$3.14	$1.50
Third quarter (July 1st through September 30th)	$1.85	$0.86
Fourth quarter (October 1st through December 31st)	$1.02	$0.51

2015
First quarter (January 1st through March 31st)	$1.36	$0.58

Holders

As of March 31, 2015, we have 24,954,363 shares of Common Stock outstanding held by approximately 252 stockholders of record.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a) (c)

Equity compensation plans approved by security holders	3,979,423	$0.64	420,577

Equity compensation plans not approved by security holders	0	$0.00	0

Total	3,979,423		420,577

On January 23, 2014, our Board adopted, and on January 28, 2014 our stockholders approved, our 2014 Equity Incentive Plan (“2014 Plan”), which reserved a total of 4,000,000 shares of our Common Stock for issuance under the 2014 Plan. On April 21, 2014, we amended our 2014 Plan to increase the total number of shares of our Common Stock reserved for issuance thereunder from 4,000,000 to 4,250,000. On October 8, 2014, we amended our 2014 Plan to increase the total number of shares of our Common Stock reserved for issuance thereunder from 4,250,000 to 4,400,000.

If an incentive award granted under the 2014 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2014 Plan.

In addition, the number of shares of our Common Stock subject to the 2014 Plan, any number of shares subject to any numerical limit in the 2014 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding our Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

The compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2014 Plan. Subject to the terms of the 2014 Plan, the compensation committee has complete authority and discretion to determine the terms of awards under the 2014 Plan.

Grants

The 2014 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

•

Options granted under the 2014 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our Common Stock covered by an option cannot be less than the fair market value of our Common Stock on the date of grant unless agreed to otherwise at the time of the grant.

•

Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•

The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•

The 2014 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of our Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

•

Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of our Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of our Common Stock on the date of exercise of the SAR and the market price of a share of our Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2014 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2014 Plan would terminate ten years after it is adopted.

In connection with the Contribution, we issued an aggregate of (i) approximately 1,339,722 non-statutory stock options to purchase shares of our Common Stock at an average exercise price of approximately $3.63 per share, and (ii) approximately 316,331 restricted stock awards (of which approximately 269,093 are fully vested at December 31, 2014 and represent approximately 269,093 issued and outstanding shares of our Common Stock) under the 2014 Plan.

In addition, since the closing of the Contribution, we have granted, net of forfeitures, non-statutory stock options to purchase an aggregate of 2,332,921 additional shares of our Common Stock to certain employees, officers, directors and consultants under the 2014 Plan, at an exercise price of $1.00 per share, a price equal to the PPO Price.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2014, and the subsequent period through the date hereof, we had the following issuances of unregistered securities. Certain information previously included in prior reports we filed has not been furnished in this report.

Stock Options

Between October 16, 2014 and March 30, 2015, we issued an aggregate of 170,000 non-statutory stock options under our 2014 Plan to employees of the Company at a weighted average exercise price of $0.87 per share.

The issuances of the non-statutory stock options in connection with these transactions were exempt from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

Shares Issued to Consultants

On December 12, 2014, in consideration for services provided pursuant to a consulting agreement, we issued an aggregate of 100,000 shares of our Common Stock to a consultant, and its designee, which were valued at an aggregate of $100,000.

The issuance of the shares of Common Stock in connection with this transaction was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On February 28, 2015, in consideration for services provided pursuant to a consulting agreement, we issued an aggregate of 25,000 shares of our Common Stock to a consultant, and its designee, which were valued at an aggregate of $25,000.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors,” above, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

References in this section to “CÜR Media,” “we,” “us,” “our,” “the Company” and “our Company” refer to CÜR Media, Inc., and its consolidated subsidiary, CÜR Media, LLC (formerly Raditaz, LLC).

Basis of Presentation

The following discussion highlights the our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Annual Report, which we have prepared in accordance with U.S. GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

As a result of the Contribution and the related change in our business and operations, a discussion of our past financial results is not pertinent, and under applicable accounting principles the historical financial results of CÜR Media, LLC (formerly Raditaz, LLC), the accounting acquirer, prior to the Contribution are considered the historical financial results of the Company.

The audited financial statements included in this Annual Report include a summary of our significant accounting policies, and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

General Overview

We were incorporated in the State of Delaware as Duane Street Corp. on November 17, 2011. Our original business was manufacturing and marketing baby products. Prior to the Contribution, our Board determined to discontinue operations in this area and to seek a new business opportunity.

On January 28, 2014, we consummated the Contribution with CÜR Media, LLC (formerly Raditaz, LLC), a limited liability company organized in the State of Connecticut on February 15, 2008, pursuant to a Contribution Agreement by and among the Company, CÜR Media, LLC, and the holders of a majority of CÜR Media, LLC’s limited liability company membership interests. In connection with the Contribution, and in accordance with the terms and conditions of the Contribution Agreement, all outstanding securities of CÜR Media, LLC were exchanged for securities of ours.

CÜR Media, LLC’s activities since inception were devoted primarily to the development and commercialization of Raditaz, a DMCA compliant internet radio product. Raditaz was launched in early 2012 and the platform was continually developed and improved through November 2013 when its iOS, Android and web products were removed from the market, to allow us to focus on the further development of our CÜR Music product.

The Raditaz music streaming platform and products were under development since 2010 and, prior to the 2014 PPO (as defined below) were financed primarily from angel investments in the aggregate amount of approximately $4,858,000, $150,000 of financing from a promissory note from CT Innovations, Incorporated, and a $100,000 promissory note and a $100,000 grant from the State of Connecticut Department of Economic Development.

As a result of the Contribution, CÜR Media, LLC became our wholly owned subsidiary, and we adopted the business of CÜR Media, LLC, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices, as our sole line of business.

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

Further, on January 31, 2014, our Board authorized a 16.503906-for-1 forward split of our Common Stock, in the form of a dividend, pursuant to which each shareholder of our Common Stock as of the record date received 15.503906 additional shares of Common Stock for each one share owned. Share and per share numbers in this report relating to our Common Stock have been retrospectively adjusted to give effect to this forward stock spilt, unless otherwise stated.

As of December 31, 2014, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any revenues from our planned principal operations.

Our Strategy

Our CÜR Music product is a new streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on web and mobile devices. CÜR Music will target consumers who are seeking a more comprehensive music streaming service. We believe that the CÜR Music product will include a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, with a limited on-demand offering, and will include a solid toolset that enables consumers to curate certain aspects their playlists.

In addition to revenue from subscriptions, our business plan includes a second revenue stream of personalized advertising, which will not interrupt a stream, but will target a user’s listening habits. The advertising will be in the form of, display ads, email and text messages. Our business plan further includes a third revenue stream from the sale of music, concert tickets and merchandise through our music streaming service, to be tailored to each listeners taste based on prior listening trends.

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

We plan to launch our CÜR Music music streaming product and platform in later in 2015.

Recent Developments

Since closing on the Contribution and 2014 PPO, we have accomplished the following:

•	Entered into an agreement with Wondersauce, as our design, user interface and user experience consultant.

•	Entered into an agreement with Zoura, to provide our subscription platform.

•	Entered into an agreement with Rovi, for search, discovery and recommendation service.

•	Entered into an agreement with MediaNet, as third party provider of digital content.

•	Increased our staff to 23 employees.

•	Brought in Jay Clark, a former Sirius executive, as a strategic advisor.

•	Introduced the Alpha version of CÜR Music iPhone App and Website.

•	Reached agreements in principle with two of the three major record labels, and are now working on completing formal contracts.

We plan to launch our CÜR Music music streaming product and platform later in 2015.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification and ASUs of the FASB. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, our management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development Costs

All research and development costs, including costs to develop software used in the Company’s applications, which do not meet the criteria for capitalization, are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2014 or 2013.

Stock Compensation

Stock-based payments made to employees, including grants of stock options, are recognized in the statements of operations based on their estimated fair values. The Company recognizes stock-based compensation for awards granted that are expected to vest, on a straight-line basis using the single-option attribution method over the service period of the award, which is generally four years. The Company generally estimates the fair value of employee stock options using the Black-Scholes valuation model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying share price on the grant date, as well as other assumptions including the risk-free interest rate, the estimated volatility of the Company's stock price over the term of the award, the estimated period of time that the Company expects employees to hold their stock options and the expected dividend rate.

Stock-based payments made to non-employees, including grants of stock options, are recognized in the statements of operations based on their estimated fair values. The fair value of these options will be re-measured on each reporting date until the options vest. The re-measured fair value will be recognized as compensation expense over the remaining vesting term of the options.

Derivative Liabilities

We do not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks; however we have warrants that contain embedded derivatives. We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities. The estimated fair values of the warrant liabilities were determined using a Black-Scholes option pricing model which takes into account the probabilities of certain events occurring over the life of the warrants. The derivative liabilities are adjusted to their estimated fair values at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2014, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Recently Issued Accounting Pronouncements

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

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders’ equity, (ii) label the financial statement as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company early adopted the ASU effective this year.

There have been no recent accounting pronouncements, during the year ended December 31, 2014, that are of material significance, or have potential material significance to the Company.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	For the Years Ended December 31,
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES
Research and Development	3,955,020	864,160
General and administrative	1,180,235	53,824
Stock based Compensation	1,778,223	76,558
Depreciation and amortization	26,442	4,734

TOTAL OPERATING EXPENSES	6,939,920	999,276

OTHER INCOME (EXPENSE)
Interest Expense	(5,691)	(22,829)
Interest Income	9,047	13
Change in fair value of derivative liabilities	720,834	-
Other Income	18,275	-

TOTAL OTHER INCOME (EXPENSE)	742,465	(22,816)

NET LOSS	$(6,197,455)	$(1,022,092)

Revenues

We have not generated any material revenues for the years ended December 31, 2014 or 2013.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2014 and 2013 were $6,939,920 and $999,276, respectively. The increase in total operating expenses of $5,940,644, or approximately 595%, was primarily related to the recapitalization of the Company and the commencement of development operations for CUR Music. The increase was driven by an increase in employee compensation of approximately $1,979,000 an increase in non-cash compensation expense for stock and stock option issuances of approximately $1,702,000, an increase in consultant expenses of approximately $942,000, an increase in professional services of approximately $641,000, an increase in other operating expenses of approximately $441,000, an increase in marketing and advertising of approximately $213,000, an increase in content cost of approximately $33,000, and an increase in depreciation expense of $22,000. These increases were partially offset by a decrease in hosting and facilities costs of approximately $32,000.

Research and Development Expenses

For the years ended December 31, 2014 and 2013, research and development expenses were $3,955,020 and $864,160, respectively. Research and development expenses increased by $3,090,860, or approximately 358%, primarily due to the commencement of the CUR Music application development. The increase was driven by an increase in consultant fees for application and business development of approximately $938,000, an increase in employee wages associated with the application development of approximately $1,650,000, an increase in other expenses for travel, office and other expenses of approximately $390,000, an increase in costs to create materials for business development of approximately $130,000, and an increase in content costs of approximately $33,000. The increases were partially offset by a decrease in costs associated with hosting and professional fees of approximately $50,000.

General and Administrative Expenses

For the years ended December 31, 2014 and 2013, general and administrative expenses were $1,180,235 and $53,824 respectively. General and administrative expenses increased by $1,126,411, or approximately 2,093%, primarily due to an increase of $710,000 in professional expenses, legal and accounting fees, primarily related to the activities associated with the Contribution, re-capitalization and financial reporting requirements, $333,000 in compensation, $82,000 in marketing and investor relations development, and approximately $1,000 in facilities costs. General and administrative expenses include wages expenses, facilities and professional fees.

Stock Based Compensation Expenses

For the years ended December 31 2014 and 2013, stock based compensation expenses were $1,778,223 and $76,558, respectively. Stock based compensation expenses increased due to the grant of additional options in 2014 with a higher average fair value and the issuance of additional stock to our pre-Contribution shareholders in connection with the 2014 PPO pursuant to a side sale agreement (the "PPO Side Sale Agreement").

Other Income (Expense)

For the years ended December 31, 2014 and 2013, other income (expense) was $742,465 and $(22,800), respectively. Other income (expense) increased primarily due to change in fair value of the warrants issued in connection with the 2014 PPO as they contained terms that require derivative treatment and are marked-to-market each reporting period.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2014, cash and cash equivalents were approximately $3,228,938, as compared to $0 at December 31, 2013. The $3,228,938, increase resulted from funds remaining from the 2014 PPO.

As of December 31, 2014, we had a working capital deficit of $904,359. As of December 31, 2013, we had a working capital deficit of $551,429. The decrease of $352,930, or 64%, in working capital was attributable to the cash proceeds remaining from the 2014 PPO which was partially offset by the derivative liability associated with the outstanding warrants issued in connection with the 2014 PPO.

In January 2014, warrants to purchase 186,091 shares of common stock of CÜR Media, LLC were exercised resulting in gross proceeds of $99,695.

We raised aggregate gross proceeds of approximately $9,680,000 in our 2014 PPO (before deducting placement agent fees and expenses of the 2014 PPO of approximately $1,529,000).

On March 9, 2015, the Company commenced an issuer tender offer with respect to certain warrants to purchase common stock of the Company (the “Warrant Tender Offer”) in order to provide the holders thereof with the opportunity to amend and exercise their warrants upon the terms and subject to the conditions set forth in the Company’s tender offer statement on Schedule TO and the related exhibits included therein filed with the SEC. If all Original Warrants are amended and exercised pursuant to the Warrant Tender Offer, we will raise an approximately $4,261,000 in net proceeds. However, there can be no assurance that this financing will be completed.

With the full proceeds from the 2014 PPO and Warrant Tender Offer, management believes we would have sufficient capital to fund our research and development and related general and administrative expenses for less than 12 months of operations under our current business plan. Management believes we will need to raise additional capital prior to our planned launch of CÜR Music later in 2015.

In order to launch our music service, we have to complete the development of our backend systems, complete the user interface of CÜR Music, complete the development of our iPhone, Android and web applications, complete Alpha and Beta testing, complete formal contracts with major music labels including Universal, SONY and Warner, and enter into content licensing agreements with music publishers and publisher rights organizations. We are currently working on the user interface and user experience, and will continue to do so through launch. The cost of entering into content licensing agreements with major music labels, publisher rights organizations and publishers is expected to include legal and consulting fees in the range of $300,000 to $500,000 in total. We have a team of software engineers, led by our Interim Chief Technology Officer, working on developing the technology platform, as well as the iPhone and Android applications and the CÜR Music website. We have made significant progress in the development of CÜR Music’s applications and website.

Not including non-cash expenses and based on the capital that we raised in our 2014 PPO, and anticipate raising in our Warrant Tender Offer, we expect to spend approximately $11.0 million on research and development, sales and marketing and general and administrative costs, to complete the development of CÜR Music. We expect to spend a total of approximately $6.9 million on research and development, including approximately $4.0 million spent in 2014, approximately $1.1 million spent in the first quarter of 2015, approximately $1.8 million to be spent in the second quarter of 2015 prior to our launch. We spent approximately $0.2 million in sales and marketing in 2014, and we expect to spend approximately $1.6 million more on sales and marketing in the first six months of 2015 as we head towards launch of CÜR Music. We expect to spend approximately $2.7 million on general and administrative costs, including approximately $1.2 million spent in 2014, approximately $0.5 million spent in the first quarter of 2015, and approximately $1.0 million to be spent in second quarter of 2015, prior to our launch. In addition to the aforementioned costs, we expect to pay up to $10 million dollars as prepayments in connection with the agreements that we plan to have with the major music labels.

We plan to bring CÜR Music to market later in 2015. We contemplate raising an additional $25-$30 million concurrent with the planned launch of CÜR Music, to implement our business plan, market CÜR Music, provide content license costs, and for general working capital. This fundraising has not yet begun, and no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $4,832,607 for the year ended December 31, 2014, as compared to net cash used of $821,974 for the year ended December 31, 2013. The increase of $4,101,633 or 488%, in net cash used in operations was primarily due to an increase non-cash compensation of $1,701,700 and share based consulting services of $258,300 driven by the issuance of shares associated with the PPO Side Sale Agreement, and hiring for the development offset by a decrease in accrued liabilities of $67,700, an increase in other current assets of $28,400 primarily related to prepaid costs for insurance and technology and non-cash change in fair value of derivative liabilities of $720,800, and an increase in the net operating loss compared with the year ended December 31. 2013.

Net Cash Used in Investing Activities

During the years ended December 31, 2014 and 2013, we used $67,109 and $2,581, respectively, of cash in investing activities. The cash used in investing activities in the year ended December 31, 2014 was for the purchase of computers and related hardware, software and other office equipment associated with additional staff and development.

Net Cash Provided by Financing Activities

During the years ended December 31, 2014 and 2013, we received $8,303,607 and $836,800, respectively, in proceeds from the sale of common stock and/or the exercise of warrants. The proceeds we received during the year ended December 31, 2014, were primarily related to the 2014 PPO. Receipts were slightly offset by an increase in debt repayments of $175,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included beginning immediately following the signature page to this Annual Report. See Item 15 for a list of the financial statements included herein.

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

In connection with the preparation of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures existing as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of such date.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and

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

Our management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2014, based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of December 31, 2014.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

•

We plan to appoint two additional outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that our appointment of additional independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board. We are working as quickly as possible to implement these initiatives.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Appointment of Chief Marketing Officer

Effective as of March 30, 2015, we appointed J.P. Lespinasse as our Chief Marketing Officer Officer.  There are no arrangements or understandings between Mr. Lespinasse and any other person pursuant to which he was appointed as an officer.  In addition, there are no family relationships between Mr. Lespinasse and any of our other officers or directors.

J.P. Lespinasse, 38, Chief Marketing Officer.  Mr. Lespinasse is a marketing executive with dynamic brand experience.  Over the past 16 years, Mr. Lespinasse has made a name for himself in marketing, public relations, and digital at Gap, Nokia, the National Basketball Association, and Viacom/BET Networks.  Before joining us in March 2015, Mr. Lespinasse was with BET Networks beginning in May 2011, where he led the social media and digital marketing teams.  Prior to BET Networks, beginning in May 2008, Mr. Lespinasse was in the marketing group at the National Basketball Association.  Starting in October 2004, he led global experiential marketing for Nokia.  Mr. Lespinasse has a degree in Economics from the University of Pennsylvania’s Wharton School, from which he graduated in 1998.  In addition, Mr. Lespinasse has been a club/lounge DJ since 1995.  Over the past 20 years, he has played music for crowds in numerous cities in the U.S. and abroad, including New York, Miami, Aspen, San Francisco, Helsinki, Florence, Brussels, and London.

In consideration for Mr. Lespinasse’s services as our Chief Marketing Officer, we have agreed to pay him a base salary of $225,000 per annum.  If Mr. Lespinasse is terminated without cause, he will continue to receive his base salary for three (3) months following termination.  We have also agreed to pay Mr. Lespinasse a bonus based on the number of subscribers we have for our CÜR Music music streaming service.  In addition, we agreed to grant to Mr. Lespinasse, under the 2014 Plan, 10-year non-qualified stock options to purchase 100,000 shares of our Common Stock on his start date, and additional 10-year non-qualified stock options to purchase 75,000 shares of the our Common Stock upon launch of our  CÜR Music music streaming service, which stock options shall (a) have an exercise price equal to the market price of our Common Stock on the OTCQB on the date of grant, (b) shall vest as to 25% of the underlying shares on the date which is one (1) year from the date of grant and, as to the remaining 75% of the underlying shares, pro rata, on a monthly basis, for the three (3) years thereafter, and (c) are subject to such other provisions as are contained in the 2014 Plan and in the our form of non-qualified stock option agreement.  Mr. Lespinasse will also be entitled to participate in the standard benefit package we provide to our employees.

2015 John A. Lack Consulting Agreement

On March 25, 2015, we entered into a Consulting Agreement with John A. Lack, Chairman of our Board (the “2015 Lack Consulting Agreement”), to be effective as of January 28, 2015.  Pursuant to the 2015 Lack Consulting Agreement, Mr. Lack will provide strategic advisory services to us on an independent contractor basis.  The Consulting Agreement has a term of twelve (12) months.  The services to be provided by Mr. Lack include, but are not limited to, the following:

•	Provide actionable feedback on development and execution of the Company’s brand, marketing and sales strategies;

•	Using his contacts, introduce the Company to companies that could be potential strategic partners for the Company;

•	Using his contacts, introduce the Company to companies that could be potential distribution partners for the Company;

•	Provide actionable feedback on the design of the user interface and user experience of Company’s applications, including (amongst others) the Company’s music streaming application;

•

Use existing relationships with music companies (labels and publishers), including Universal Music Group, Sony Music Entertainment, Warner Music Group (among others) to negotiate licensing arrangements for the Company;

•	Advise on the selection and hire of senior executives for the Company;

•	Assist the Company in its financing activities;

•	Promote and champion the product via interviews and interactions with media, shareholders and all parties interested in CÜR’s products; and

•	Participate in meetings with investors and potential investors at the request of the CEO.

In consideration for his services, we agreed to pay Mr. Lack at the annual rate of $125,000 (the “Lack Consulting Fee”), payable in equal monthly installments.  As further consideration, we agreed to grant Mr. Lack 10-year non-qualified stock options to purchase 400,000 shares of the Company’s Common Stock (the “2015 Lack Options”), 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter.  We do not the currently have a sufficient number of stock options available under the 2014 Plan to grant the 2015 Lack Options.  Therefore, we agreed to promptly take all action necessary to amend the 2014 Plan, in conjunction with a future financing, to increase the Company’s number of available stock options so that we will have a sufficient number available to grant the 2015 Lack Options.  The exercise price for the 2015 Lack Options will be equal to the fair market value for a share of the Company’s Common Stock on the date of the grant.

The 2015 Lack Consulting Agreement will terminate upon Mr. Lack’s death.  It may also be terminated by us (a) upon 10-days written notice in the event of Mr. Lack’s disability, (b) upon 30-day written notice without good cause, or (c) immediately for good cause.  The Company's only obligations to Mr. Lack upon termination of the 2015 Lack Consulting Agreement shall be to pay Mr. Lack any portion of the Lack Consulting Fee and/or unreimbursed expenses accrued but unpaid as of the date of such termination.

The 2015 Lack Consulting Agreement contains standard provisions for confidentiality and non-solicitation.

The 2015 Lack Consulting Agreement is filed as Exhibit 10.25 to this Annual Report and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Thomas Brophy	48	President, Chief Executive Officer, interim Chief Financial Officer, Treasurer and Director	January 28, 2014
Michael Betts	51	Interim Chief Technology Officer	November 13, 2014
J.P. Lespinasse	38	Chief Marketing Officer	March 30, 2015
John A. Lack	70	Secretary and Chairman of the Board of Directors	January 28, 2014
Robert B. Jamieson	69	Vice Chairman of the Board of Directors	January 28, 2014

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of our Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Our Board is authorized to consist of five (5) members, and currently consists of three (3) members, one (1) of whom is independent. On January 28, 2014, Thomas Brophy, John A. Lack, Robert B. Jamieson (who is deemed to be independent) were appointed to the Board. As soon as practicable, two (2) additional independent directors will be named to the Board. Executive officers are appointed by the Board and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Thomas Brophy, 48, Founder & CEO, Director. Mr. Brophy has been involved in Executive roles of start-ups and growth companies since 1994. Mr. Brophy was the CFO of Interactive Search Holdings (“ISH”) where he helped pioneer the search toolbar industry while building a search toolbar business that propelled the company to be a leader in the industry. The Company was also the first company to mass distribute smiley emoticons (now emojis on mobile phones). The search toolbar business is a multi-billion industry today. ISH was acquired by Ask Jeeves, and subsequently, Ask Jeeves was acquired by Interactive Corp. (IACI). Mr. Brophy started his career at Deloitte & Touche, has been the Chief Financial Officer of several startup and growth companies and had successful exits and has also been the Chief Financial Officer of a public company. Mr. Brophy is a graduate of the University of Connecticut.

Michael Betts, 51, Interim Chief Technology Officer. Mr. Betts is a veteran software professional with over 25 years of successfully delivering software solutions. Before joining us in May 2012 as Senior Platform Architect, he was the CTO / Architect at Artbox LLC, which he joined in September 2009. Prior to Artbox, he was Principal of Software Development Group LLC, whose major clients included Konica-Minolta, HP, NIST, and Microsoft. Mr. Betts has a Master’s Degree in Computer Science from Rensselaer Polytechnic Institute and a B.S., Computer Science Engineering / Electrical Engineering from the University of Connecticut.

J.P. Lespinasse, 38, Chief Marketing Officer.  Mr. Lespinasse is a marketing executive with dynamic brand experience.  Over the past 16 years, Mr. Lespinasse has made a name for himself in marketing, public relations, and digital at Gap, Nokia, the National Basketball Association, and Viacom/BET Networks.  Before joining us in March 2015, Mr. Lespinasse was with BET Networks beginning in May 2011, where he led the social media and digital marketing teams.  Prior to BET Networks, beginning in May 2008, Mr. Lespinasse was in the marketing group at the National Basketball Association.  Starting in October 2004, he led global experiential marketing for Nokia.  Mr. Lespinasse has a degree in Economics from the University of Pennsylvania’s Wharton School, from which he graduated in 1998.  In addition, Mr. Lespinasse has been a club/lounge DJ since 1995.  Over the past 20 years, he has played music for crowds in numerous cities in the U.S. and abroad, including New York, Miami, Aspen, San Francisco, Helsinki, Florence, Brussels, and London.

John A. Lack, 70, Chairman, Director. Mr. Lack is best known for creating MTV, the broadcast vehicle now an integral part of global culture. Most recently, Lack was the founding partner and Chief Executive Officer of Firebrand, the first multi-platform network dedicated to commercial culture. Mr. Lack was previously President and CEO of i3 Mobile (NASDAQ: IIIIM) from 2002 – 2003. Prior to that, Mr. Lack was the Managing Director of Stream, Telecom Italia’s digital content and pay television company from 1998-2000. In his two years in Rome, Mr. Lack built STREAM from 50,000 subscribers to over 400,000 subscribers. From 1992-1995, Mr. Lack was the Executive Vice President of Marketing and Programming at ESPN, where he was responsible for all programming, affiliate and advertising sales, research, marketing and the development and launch of ESPN2, the contemporary sports network targeted to young adults. Mr. Lack graduated from Boston’s University School of Communication. He holds a Master’s degree in broadcast journalism from the Medill School at Northwestern University.

Robert B. Jamieson, 70, Vice Chairman, Director. Mr. Jamieson is a well-known leader in the music industry, respected for his 30 year record of delivering dramatic turnaround results (domestic and global) in the face of tough business and market conditions. In a particularly celebrated industry accomplishment, as Chairman and CEO, RCA Music Group, BMG North America, Mr. Jamieson led the historic, high-profile turnaround of RCA Records. He revived the oldest US record label, taking it from its 20 year industry low position to that of a top competitive player. His impressive turnaround became the subject of a Harvard Business School Case Study, showcasing innovation. Mr. Jamieson was involved in the signings of several music industry superstars including Dave Matthews, Christina Aguilera, Kings of Leon, Foo Fighters, among others.

Other Key Personnel

John Egazarian, 45, Senior Vice President of Mobile Solutions.  Mr. Egazarian has over 20 years of experience leading the delivery of innovative software initiatives in complex, competitive environments prior to joining us in February 2014.  Before joining us in February 2014, Mr. Egazarian led eBusiness for Fallon Community Health beginning in January 2012.  Mr. Egazarian held leadership roles at Travelers Insurance from June 2008 through December 2011. Prior to that, he held various positions at WellPoint and TRC Companies.  He started his career as in product delivery and project execution at Arthur Anderson.  Mr. Egazarian is a graduate of the University of Connecticut.

Other than as set forth above, we have no significant employees other than the officers and directors described above.

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

Compliance with Section 16(a) of the Exchange Act

During fiscal 2014, our Common Stock was not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a written code of ethics. We intend to implement a comprehensive corporate governance program, including adopting a Code of Ethics.

Board Committees

Our Board currently has three (3) members, Thomas Brophy, John A. Lack and Robert B. Jamieson. Mr. Lack serves as our Chairman and Mr. Jamieson serves as our Vice Chairman. Our Board is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

We are a small company developing our product and have yet to generate operating revenues. We believe that our present management structure is appropriate for a company of our size and state of development.

Our Board may designate from among its members an executive committee and one or more other committees. No such committees presently exist, due to the fact that we presently have only three directors. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our limited business operations. Given our size, we do not have a nominating committee or compensation committee, or committees performing similar functions, or a diversity policy. Our Board monitors and assesses the need for and qualifications of additional directors. We may adopt a diversity policy in the future in connection with our anticipated growth. Our entire Board presently serves the functions of an audit committee, nominating committee and compensation committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

Audit Committee

We have no separate audit committee at this time. The entire Board oversees our audits and auditing procedures.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2014 and 2013 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2014 and 2013; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2014 and 2013; and (iii) all individuals that served as executive officers of ours at any time during the fiscal years ended December 31, 2014 and 2013 that received annual compensation during the fiscal years ended December 31, 2014 and 2013 in excess of $100,000.

Name & Principal Position	Fiscal Year ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Brophy President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (1)	2014 2013	235,715 16,667	0 0	0 0	244,800 0	0 0	0 0	0 0	480,515 16,667

Gordon C. Mackenzie III Chief Technology Officer (2)	2014	131,979	0	0	91,800	0	0	0	223,779

Michael Betts Interim Chief Technology Officer (3)	2014	146,958	0	0	0	0	0	0	146,958

_________________

(1) Reflects compensation received from CÜR Media, LLC through January 28, 2014. On January 28, 2014, Mr. Brophy was appointed as our President, interim Chief Executive Officer, interim Chief Financial Officer, and Treasurer.

(2) On March 11, 2014, Mr. Mackenzie was appointed as our Chief Technology Officer. On November 13, 2014, Mr. Mackenzie resigned as our Chief Technology Officer, and all of his stock options were forfeited as of such date.

(3) On November 13, 2014, Mr. Betts was appointed as our interim Chief Technology Officer. The amount includes previously paid salary while in other positions within the Company prior to his appointment as Chief Technology Officer.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the fiscal year ended December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	EquityIncentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	EquityIncentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	EquityIncentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Thomas Brophy	127,389	0	0	$0.04	4/1/2022	0	0	0	0
Thomas Brophy	191,083	0	0	$.0.04	10/1/2022	0	0	0	0
Thomas Brophy	50,956	0	0	$0.04	12/30/2022	0	0	0	0
Thomas Brophy	0	400,000	0	$1.00	3/11/2024	0	0	0	0
Thomas Brophy GRAT (1)	50,149	0	0	$0.08	2/2/2019	0	0	0	0
Thomas Brophy GRAT (1)	127,389	0	0	$0.0	10/17/2021	0	0	0	0
Michael Betts	19,108	19,109	0	$0.04	5/7/2022	0	0	0	0
Michael Betts	6,369	0	0	$0.04	1/1/2023	0	0	0	0
Michael Betts	76,433	0	0	$0.08	8/1/2023	0	0	0	0

_______________

(1)

These options are held by Trust Under Article III of The Thomas E. Brophy 2004 Grantor Retained Annuity Trust Dated 3/2/2004 (the "Brophy Trust"). Karen P. Brophy, Mr. Brophy's wife, is the Trustee of the Brophy Trust.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2014 by each individual who served as a director at any time during the fiscal year, other than Mr. Brophy who was not separately compensated for his Board service.

Name	Fees Earned or Paidin Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John A. Lack (1)	144,435	0	346,613	0	0	0	491,048
Robert B. Jamieson	0	0	377,919	0	0	0	377,919

_____________

(1) Reflects compensation received by Mr. Lack in connection with the 2014 Lack Consulting Agreement (as defined below). The option grant was made simultaneously with his appointment as Chairman of the Board.

As of the fiscal year ended December 31, 2014, we had no plans in place and had never maintained any plans that provided for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we had no contracts, agreements, plans or arrangements, whether written or unwritten, that provided for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Except as indicated below, we had no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Employment Agreements

Thomas Brophy Employment Agreement

On January 28, 2014, we entered into an Employment Agreement (the “Brophy Employment Agreement”) with Thomas Brophy, pursuant to which he will serve as our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer. The Brophy Employment Agreement has an initial term through December 31, 2015, which term shall be automatically extended for successive one-year periods unless terminated by either party on at least three months’ advance written notice. In consideration for his services, Mr. Brophy will earn an initial annual base annual salary of $250,000 (“Base Salary”), and is entitled to receive a minimum annual bonus in amount of $50,000 (“Annual Bonus”).

In the event of Mr. Brophy’s death or Disability, as such term is defined in the Brophy Employment Agreement, we will pay him for any unreimbursed expenses incurred, accrued but unpaid then current Base Salary and Annual Bonus and other accrued but unpaid employee benefits as provided in the Brophy Employment Agreement, in each case through the date of termination (the “Accrued Amounts”), for a period of six months following such death or Disability.

If Mr. Brophy’s employment is terminated by us for a reason other than Cause, as such term is defined in the Brophy Employment Agreement, or by Mr. Brophy for Good Reason, as such term is defined in the Brophy Employment Agreement, and subject to Ms. Brophy's compliance with other terms of the Brophy Employment Agreement, then we will pay him (i) the Accrued Amounts, (ii) a lump sum payment equal to eighteen (18) months’ Base Salary, which payment will be made on the 60th day following the date of termination, and (iii) if Mr. Brophy elects to continue his medical coverage under COBRA, we will pay for coverage under COBRA for eighteen (18) months following the date of termination.

If Mr. Brophy voluntarily terminates the Brophy Employment Agreement, or we terminate his employment for Cause, than he shall be entitled to receive the Accrued Amounts.

The Brophy Employment Agreement contains customary non-competition, non-solicitation and confidentiality covenants.

2014 John A. Lack Consulting Agreement

On January 28, 2014, we entered into a Consulting Agreement with John A. Lack, Chairman of our Board (the “2014 Lack Consulting Agreement”), pursuant to which Mr. Lack will provide strategic advisory services to us on an independent contractor basis. The 2014 Lack Consulting Agreement has a term of 12 months. The services to be provided by Mr. Lack include, but are not limited to, the following:

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

We agreed to pay Mr. Lack at the annual rate of $125,000, payable in equal monthly installments. We also granted him 10-year non-statutory stock options to purchase 400,000 shares of our Common Stock, exercisable, upon vesting, at a price of $1.00 per share. Mr. Lack is also entitled to receive 10-year options to purchase up to an additional 400,000 shares of our Common Stock at a purchase price based upon value of our Common Stock on the date of grant, which shall be granted upon the achievement of certain milestones of the Company to be determined by the Board.

2015 John A. Lack Consulting Agreement

On March 25, 2015, we entered into the 2015 Lack Consulting Agreement with John A. Lack, Chairman of our Board, to be effective as of January 28, 2015.  Pursuant to the 2015 Lack Consulting Agreement, Mr. Lack will provide strategic advisory services to us on an independent contractor basis.  The Consulting Agreement has a term of twelve (12) months.  The services to be provided by Mr. Lack include, but are not limited to, the following:

•	Using his contacts, introduce the Company to companies that could be potential strategic partners for the Company;

•	Using his contacts, introduce the Company to companies that could be potential distribution partners for the Company;

•	Provide actionable feedback on the design of the user interface and user experience of Company’s applications, including (amongst others) the Company’s music streaming application;

•

Use existing relationships with music companies (labels and publishers), including Universal Music Group, Sony Music Entertainment, Warner Music Group (among others) to negotiate licensing arrangements for the Company;

•	Advise on the selection and hire of senior executives for the Company;

•	Assist the Company in its financing activities;

•	Promote and champion the product via interviews and interactions with media, shareholders and all parties interested in CÜR’s products; and

•	Participate in meetings with investors and potential investors at the request of the CEO.

In consideration for his services, we agreed to pay Mr. Lack at the annual rate of $125,000 (the “Lack Consulting Fee”), payable in equal monthly installments.  As further consideration, we agreed to grant Mr. Lack 10-year non-qualified stock options to purchase 400,000 shares of the Company’s Common Stock (the “2015 Lack Options”), 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter.  We do not the currently have a sufficient number of stock options available under the 2014 Plan to grant the 2015 Lack Options.  Therefore, we agreed to promptly take all action necessary to amend the 2014 Plan, in conjunction with a future financing, to increase the Company’s number of available stock options so that we will have a sufficient number available to grant the 2015 Lack Options.  The exercise price for the 2015 Lack Options will be equal to the fair market value for a share of the Company’s Common Stock on the date of the grant.

The 2015 Lack Consulting Agreement will terminate upon Mr. Lack’s death.  It may also be terminated by us (a) upon 10-days written notice in the event of Mr. Lack’s disability, (b) upon 30-day written notice without good cause, or (c) immediately for good cause.  The Company's only obligations to Mr. Lack upon termination of the 2015 Lack Consulting Agreement shall be to pay Mr. Lack any portion of the Lack Consulting Fee and/or unreimbursed expenses accrued but unpaid as of the date of such termination.

The 2015 Lack Consulting Agreement contains standard provisions for confidentiality and non-solicitation.

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

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 31, 2015, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o CÜR Media, Inc., 2217 New London Turnpike, South Glastonbury, CT 06073, USA.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
5% Stockholders

E. Jeffrey Peierls(2) 73 South Holman Way Golden, CO 80401	2,600,040	10.6%

Mark Tompkins(3) App 1 Via Guidino 23, Lugano-Paradiso, 6900, SZ	2,206,820	8.8%

Named Executive Officers and Directors

Thomas Brophy(4) President, Chief Executive Officer, interim Chief Financial Officer and Treasurer	7,054,676	27.4%

Michael Betts(5) Interim Chief Technology Officer	105,892	*

J.P. Lespinasse(6) Chief Marketing Officer	0	*

John A. Lack(7) Secretary and Chairman of the Board of Directors	465,449	1.9%

Robert B. Jamieson(8) Vice Chairman of the Board of Directors	462,165	1.8%

All directors and officers as a group (5 persons)(9)	8,088,181	31.5%

* Less than 1%

(1) Percentages are based upon 24,954,363 shares of our Common Stock issued and outstanding as of March 31, 2015.

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

(4) Consists of (a) 4,662,273 shares of Common Stock held by Mr. Brophy, (b) 1,601,376 shares of Common Stock held by the Brophy Trust (c) 486,095 shares underlying vested stock options held by Mr. Brophy vesting within 60 days after the date of this report, (d) 177,538 shares underlying vested stock options held by the Brophy Trust vesting within 60 days after the date of this report, and (e) 127,394 restricted stock awards held by the Brophy Trust. Karen P. Brophy, Mr. Brophy’s wife, is the Trustee of the Brophy Trust and has sole voting and investment power over the shares owned thereby.

(5) Includes 105,892 shares underlying vested stock options held by Mr. Betts vesting within 60 days after the date of this report. Does not include 15,127 shares of Common Stock underlying stock options that have not yet vested.

(6) Does not include 100,000 shares of Common Stock underlying stock options that have not yet vested.

(7) Includes (a) 99,849 shares of Common Stock issuable upon exercise of currently exercisable Investor Warrants held by Mr. Lack, (b) 265,751 shares underlying vested stock options held by Mr. Lack vesting within 60 days after the date of this report and (c) 99,849 shares of Common Stock held by Mr. Lack. Does not include 427,999 shares of Common Stock underlying stock options that have not yet vested.

(8) Includes (a) 99,998 shares of Common Stock issuable upon exercise of currently exercisable Investor Warrants held by Mr. Jamieson, (b) 262,169 shares underlying vested stock options held by Mr. Jamieson vesting within 60 days after the date of this report and 99,998 shares of Common Stock held by Mr. Jamieson. Does not include 487,832 shares of Common Stock underlying stock options that have not yet vested.

(9) Includes (a) 199,847 shares of Common Stock issuable upon exercise of currently exercisable Investor Warrants, (b) 1,297,444 shares underlying vested stock options vesting within 60 days after the date of this report , and (c) 127,394 restricted stock awards. Does not include 1214,291 shares of Common Stock underlying stock options that have not yet vested.

Change in Control

Except as described in this Annual Report, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our Board of Directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -- Securities Authorized for Issuance Under Equity Compensation Plans” for certain information with respect to our equity compensation plans as of December 31, 2014.

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

In addition to the Contribution, the 2014 PPO and the other transactions described elsewhere in this Annual Report, we have the following related party transaction:

Thomas Brophy Employment Agreement

On January 28, 2014, we entered into an the Brophy Employment Agreement with Thomas Brophy, pursuant to which he will serve as our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer. The Brophy Employment Agreement has an initial term through December 31, 2015, which term shall be automatically extended for successive one-year periods unless terminated by either party on at least three months’ advance written notice. In consideration for his services, Mr. Brophy will earn an initial annual base annual salary of $250,000 (“Base Salary”), and is entitled to receive a minimum annual bonus in amount of $50,000 (“Annual Bonus”).

In the event of Mr. Brophy’s death or Disability, as such term is defined in the Brophy Employment Agreement, we will pay him for any unreimbursed expenses incurred, accrued but unpaid then current Base Salary and Annual Bonus and other accrued but unpaid employee benefits as provided in the Brophy Employment Agreement, in each case through the date of termination (the “Accrued Amounts”), for a period of six months following such death or Disability.

If Mr. Brophy’s employment is terminated by us for a reason other than Cause, as such term is defined in the Brophy Employment Agreement, or by Mr. Brophy for Good Reason, as such term is defined in the Brophy Employment Agreement, and subject to Ms. Brophy's compliance with other terms of the Brophy Employment Agreement, then we will pay him (i) the Accrued Amounts, (ii) a lump sum payment equal to eighteen (18) months’ Base Salary, which payment will be made on the 60th day following the date of termination, and (iii) if Mr. Brophy elects to continue his medical coverage under COBRA, we will pay for coverage under COBRA for eighteen (18) months following the date of termination.

If Mr. Brophy voluntarily terminates the Brophy Employment Agreement, or we terminate his employment for Cause, than he shall be entitled to receive the Accrued Amounts.

The Brophy Employment Agreement contains customary non-competition, non-solicitation and confidentiality covenants.

2014 John A. Lack Consulting Agreement

On January 28, 2014, we entered into the 2014 Lack Consulting Agreement with John A. Lack, Chairman of our Board of Directors, pursuant to which Mr. Lack will provide strategic advisory services to us on an independent contractor basis. The 2014 Lack Consulting Agreement has a term of 12 months. The services to be provided by Mr. Lack include, but are not limited to, the following:

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

We agreed to pay Mr. Lack at the annual rate of $125,000, payable in equal monthly installments. We also granted him 10-year non-statutory stock options to purchase 400,000 shares of our Common Stock, exercisable, upon vesting, at a price of $1.00 per share. Mr. Lack is also entitled to receive 10-year options to purchase up to an additional 400,000 shares of our Common Stock at a purchase price based upon value of our Common Stock on the date of grant, which shall be granted upon the achievement of certain milestones of the Company to be determined by our Board of Directors.

2015 John A. Lack Consulting Agreement

On March 25, 2015, we entered into the 2014 Lack Consulting Agreement with John A. Lack, Chairman of our Board, to be effective as of January 28, 2015.  Pursuant to the 2015 Lack Consulting Agreement, Mr. Lack will provide strategic advisory services to us on an independent contractor basis.  The Consulting Agreement has a term of twelve (12) months.  The services to be provided by Mr. Lack include, but are not limited to, the following:

•	Provide actionable feedback on development and execution of the Company’s brand, marketing and sales strategies;

•	Using his contacts, introduce the Company to companies that could be potential strategic partners for the Company;

•	Using his contacts, introduce the Company to companies that could be potential distribution partners for the Company;

•	Provide actionable feedback on the design of the user interface and user experience of Company’s applications, including (amongst others) the Company’s music streaming application;

•

Use existing relationships with music companies (labels and publishers), including Universal Music Group, Sony Music Entertainment, Warner Music Group (among others) to negotiate licensing arrangements for the Company;

•	Advise on the selection and hire of senior executives for the Company;

•	Assist the Company in its financing activities;

•	Promote and champion the product via interviews and interactions with media, shareholders and all parties interested in CÜR’s products; and

•	Participate in meetings with investors and potential investors at the request of the CEO.

In consideration for his services, we agreed to pay Mr. Lack at the annual rate of $125,000 (the “Lack Consulting Fee”), payable in equal monthly installments.  As further consideration, we agreed to grant Mr. Lack 10-year non-qualified stock options to purchase 400,000 shares of the Company’s Common Stock (the “2015 Lack Options”), 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter.  We do not the currently have a sufficient number of stock options available under the 2014 Plan to grant the 2015 Lack Options.  Therefore, we agreed to promptly take all action necessary to amend the 2014 Plan, in conjunction with a future financing, to increase the Company’s number of available stock options so that we will have a sufficient number available to grant the 2015 Lack Options.  The exercise price for the 2015 Lack Options will be equal to the fair market value for a share of the Company’s Common Stock on the date of the grant.

The 2015 Lack Consulting Agreement will terminate upon Mr. Lack’s death.  It may also be terminated by us (a) upon 10-days written notice in the event of Mr. Lack’s disability, (b) upon 30-day written notice without good cause, or (c) immediately for good cause.  The Company's only obligations to Mr. Lack upon termination of the 2015 Lack Consulting Agreement shall be to pay Mr. Lack any portion of the Lack Consulting Fee and/or unreimbursed expenses accrued but unpaid as of the date of such termination.

The 2015 Lack Consulting Agreement contains standard provisions for confidentiality and non-solicitation.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, Friedman, LLP (“Friedman”), for professional services rendered during the years ended December 31, 2014 and December 31, 2013 are set forth in the table below:

Fee Category	Year ended December 31, 2014	Year ended December 31, 2013

Audit fees (1)	$125,000	$15,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	0	-
Total fees	$125,000	$24,500*

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

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended December 31, 2014 and 2013, were approved by our Board of Directors.

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

The following exhibits are included as part of this Annual Report:

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Contribution Agreement, dated as of January 28, 2014, by and among the Registrant, Raditaz, and the holders of a majority of Raditaz’s membership interests(1)
3.1	3.1	Certificate of Incorporation of Registrant filed November 17, 2011(2)
3.2	3.2	Amended and Restated Articles of Incorporation of Registrant filed January 31, 2014(1)
3.3	3.3	By-Laws of the Registrant(2)
4.1	4.1	Form of PPO Warrant of the Registrant(1)
4.2	4.2	Form of Broker Warrant of the Registrant(1)
10.1	10.1	Services Agreement, dated March 11, 2014, between the Registrant and Wondersauce, LLC(3)
10.2	10.1

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

10.4	10.3	Indemnification Share Escrow Agreement, dated January 28, 2014 by and among the Registrant, Thomas Brophy, and Gottbetter & Partners, LLP, as escrow agent(1)
10.5	10.4	Form of Lock-Up Agreement between the Registrant and the officers, directors and 10% stockholders of the registrant party thereto(1)
10.6	10.5	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(1)
10.7	10.3	Revised Form of Securities Purchase Agreement between the Registrant and the investors party thereto(3)
10.8	10.6	Subscription Escrow Agreement, dated December 30, 2013, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(1)
10.9	10.5	Amendment No. 1 to Subscription Escrow Agreement, dated January 31, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.10	10.6	Amendment No. 2 to Subscription Escrow Agreement, dated March 13, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.11	10.7	Placement Agency Agreement, dated December 30, 2013, between the Registrant and Gottbetter Capital Markets, LLC(1)
10.12	10.8	Amendment No. 1 to Placement Agency Agreement, dated January 31, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.13	10.9	Amendment No. 2 to Placement Agency Agreement, dated March 13, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.14	10.8	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(1)
10.15*	10.9	Employment Agreement, dated January 28, 2014, between the Registrant and Thomas Brophy(1)
10.16*	10.10	Consulting Agreement, dated January 28, 2014, between the Registrant and John A. Lack(1)
10.17*	10.11	Employment Agreement, dated March 11, 2014, between the Registrant and Gordon C. Mackenzie III(3)
10.18*	10.11	The Registrant’s 2014 Equity Incentive Plan(1)
10.19*	10.1	First Amendment to 2014 Equity Incentive Plan(5)
10.20*	10.1	Second Amendment to 2014 Equity Incentive Plan(6)

10.21*	10.13	Form of Non-Qualified Stock Option Agreement of the Registrant(3)
10.22	10.12	Form of Side Letter between the Registrant and its pre-Contribution stockholders
10.23	10.1

Data License and Service Agreement, dated July 1, 2014, among the Company, Rovi Data Solutions and Veveo, Inc., as amended as of September 8, 2014 and September 18, 2014 (confidential portions have been omitted and filed separately with the SEC)(7)

10.24	10.2	Distribution Agreement, dated November 13, 2014, between the Company and MusicNet, Inc. d/b/a MediaNet Digital, Inc. (confidential portions have been omitted and filed separately with the SEC)(7)
10.25*	**	Consulting Agreement, dated March 25, 2015, between the Registrant and John A. Lack
16.1	16.1	Letter from Dov Weinstein & Co. C.P.A. to the Securities Exchange Commission, dated February 27, 2014(4)
21.1	**	List of Subsidiaries
31.1	**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

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

(5) Filed with the Securities and Exchange Commission on April 25, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated April 21, 2014, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission on October 14, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated October 8, 2014, which exhibit is incorporated herein by reference.

(7) Filed with the Securities and Exchange Commission on November 11, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2014, which exhibit is incorporated herein by reference.

* Management contract or compensatory plan or arrangement

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CÜR MEDIA, INC.

Dated: March 31, 2015	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President, Chief Executive Officer, interim Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Brophy	President, Chief Executive Officer, interim	March 31, 2015
Thomas Brophy	Chief Financial Officer, Treasurer and Director

/s/ John A. Lack	Chairman of the Board of Directors	March 31, 2015
John A. Lack

CÜR MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CÜR Media, Inc.

We have audited the accompanying consolidated balance sheets of CÜR Media, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2014. CÜR Media, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CÜR Media, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses, has not generated material revenues from operations to date, and anticipates needing additional capital in order to execute the current operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. If the Company is unable to successfully raise additional capital, the Company may find it necessary to contemplate the sale of its assets and curtail operations.

/s/ FRIEDMAN LLP

East Hanover, NJ

March 31, 2015

CÜR MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$3,228,938	$-
Prepaid Expenses	166,140	27,835
Other Current Assets	3,000	3,000
TOTAL CURRENT ASSETS	3,398,078	30,835

Property and Equipment, net	44,212	3,545

TOTAL ASSETS	$3,442,290	$34,380

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILIITES
Accounts Payable	$379,880	$170,838
Accrued Liabilities and Other Current Liabilities	96,706	236,426
Note Payable, Short-Term	25,622	175,000
Derivative Liability	3,800,229	-
TOTAL CURRENT LIABILITIES	4,302,437	582,264

Notes Payable, Long-Term	37,180	62,755
TOTAL LONG TERM LIABILITIES	37,180	62,755

TOTAL LIABILITIES	4,339,617	645,019

STOCKHOLDERS' DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of December 31, 2014 or December 31, 2013)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 24,929,363 and 13,114,032 issued at December 31, 2014 and December 31, 2013, respectively and 25,198,456 and 13,335,890 outstanding at December 31, 2014 and December 31, 2013, respectively)	2,493	1,311
Additional Paid-In-Capital	5,297,635	4,924,194
Accumulated Deficit	(6,197,455)	(5,536,144)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(897,327)	(610,639)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$3,442,290	$34,380

See accompanying notes to consolidated financial statements.

CÜR MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES
Research and Development	3,955,020	864,160
General and administrative	1,180,235	53,824
Stock based Compensation	1,778,223	76,558
Depreciation and amortization	26,442	4,734

TOTAL OPERATING EXPENSES	6,939,920	999,276

OTHER INCOME (EXPENSE)
Interest Expense	(5,691)	(22,829)
Interest Income	9,047	13
Change in fair value of derivative liabilities	720,834	-
Other Income	18,275	-

TOTAL OTHER INCOME (EXPENSE)	742,465	(22,816)

NET LOSS	$(6,197,455)	$(1,022,092)

Basic and diluted net loss per share	$(0.27)	$(0.08)

Weighted average number of shares outstanding, basic and diluted	23,082,807	12,035,571

See accompanying notes to consolidated financial statements.

CÜR MEDIA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock Shares Amount		Additional Paid In Capital	Accumulated Deficit	Total
Balance January 1, 2013	10,261,203	$1,026	$4,011,121	$(4,514,052)	$(501,905)

Issuance of Common Stock	2,852,829	285	836,515		836,800
Stock Compensation Expense			76,558		76,558
Net Loss				$(1,022,092)	(1,022,092)
Balance, December 31, 2013	13,114,032	$1,311	$4,924,194	$(5,536,144)	$(610,639)

Issuance of Common Stock for Pre-contribution	209,755	21	61,505		61,526
Issuance of Common Stock for warrant exercise	186,091	19	99,675		99,694
Issuance of Common Stock from PPO	9,680,300	968	3,619,996		3,620,964
Side Sale Agreement	1,379,631	138	1,379,493		1,379,631
Issuance of Common Stock for option exercise	9,554	1	382		383
Issuance of Common Stock for consulting services	350,000	35	349,965		350,000
Accumulated Deficit Recapitalization			(5,536,144)	5,536,144	-
Stock Compensation Expense			398,569		398,569
Net Loss				(6,197,455)	(6,197,455)

Balance, December 31, 2014	24,929,363	$2,493	$5,297,635	$(6,197,455)	$(897,327)

See accompanying notes to consolidated financial statements.

CÜR MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,197,455)	$(1,022,092)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	26,442	4,734
Non-cash stock compensation expense	1,778,223	76,558
Share based consulting services	258,333	-
Warrant Liability	(720,834)	-
Changes in assets and liabilities
Prepaid Expenses	(46,638)	(21,811)
Other Current Assets	-	3,577
Accounts Payable	209,043	(40,926)
Accrued Liabilities and Other Current Liabilities	(139,721)	177,986
Net cash used in operating activities	(4,832,607)	(821,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(67,109)	(2,581)
Net cash used in investing activities	(67,109)	(2,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(174,953)	(12,245)
Proceeds from issuance of common stock and warrants	8,303,607	836,800
Net cash provided by financing activities	8,128,654	824,555

NET INCREASE IN CASH	3,228,938	-

CASH, BEGINNING OF YEAR	-	-

CASH, END OF THE YEAR	$3,228,938	$-

See accompanying notes to consolidated financial statements.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 – Summary of Business and Basis of Presentation

Organization and Business

CÜR Media, LLC (formerly known as Raditaz, LLC) (“Raditaz”) was formed in Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the “Contribution”) to CÜR Media, Inc. (formerly known as Duane Street Corp.) (the “Company”) in exchange for approximately 10,000,000 shares of the Company’s common stock, which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of the Contribution was automatically converted into shares of the Company’s common stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 10,000,000 shares of the Company’s common stock outstanding immediately thereafter. The Contribution is considered to be a recapitalization of the Company which has been retrospectively applied to these financial statements for all periods presented. In connection with the recapitalization, the accumulated deficit of $5,536,144 from the period from February 15, 2008 (inception) through the date of the Contribution was reclassified to additional paid-in-capital.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification and ASUs of the FASB. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, our management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Research and Development Costs

All research and development costs, including costs to develop software used in the Company’s applications, which do not meet the criteria for capitalization, are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2014 or 2013.

Property and equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets as follows:

Servers, computers and other related equipment	3 years

Office furniture and equipment	3-5 years

Leasehold improvements	Shorter of the estimated useful life of 5 years or the lease term

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Recently Issued Accounting Standards In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders’ equity, (ii) label the financial statement as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company early adopted the ASU effective this year.

Stock Compensation

Stock-based payments made to employees, including grants of stock options, are recognized in the statements of operations based on their estimated fair values. The Company recognizes stock-based compensation for awards granted that are expected to vest, on a straight-line basis using the single-option attribution method over the service period of the award, which is generally four years. The Company generally estimates the fair value of employee stock options using the Black-Scholes valuation model. The determination of the fair value of a stock-based award is affected by the deemed fair value of the underlying share price on the grant date, as well as other assumptions including the risk-free interest rate, the estimated volatility of the Company's stock price over the term of the award, the estimated period of time that the Company expects employees to hold their stock options and the expected dividend rate.

Stock-based payments made to non-employees, including grants of stock options, are recognized in the statements of operations based on their estimated fair values. The fair value of these options will be re-measured on each reporting date until the options vest. The re-measured fair value will be recognized as compensation expense over the remaining vesting term of the options.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Derivative Liabilities

We do not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks; however we have warrants that contain embedded derivatives. We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities. The estimated fair values of the warrant liabilities were determined using a Black-Scholes option pricing model which takes into account the probabilities of certain events occurring over the life of the warrants. The derivative liabilities are adjusted to their estimated fair values at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2014, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Uncertain Tax Positions

The Company applies the provisions of FASB ASC 740-10, Accounting for Uncertain Tax Positions, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods, disclosure and transitions.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is three years ended December 31, 2013, for which the tax returns have been filed.

In the event the Company was to receive an assessment for interest and/or penalties, it will be classified in the financial statements as selling, general and administrative expense when assessed.

Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Note 2 – Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred a net loss of $6,197,455 and $1,022,092 in the years ending December 31, 2014 and 2013, respectively. The Company is currently developing CÜR, a hybrid internet radio and on-demand music streaming service and has not generated material revenue from operations and anticipates needing additional capital prior to launching CÜR to execute the current operating plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

 The Company has initiated an offer to amend warrants to purchase an aggregate of 9,680,355 shares of the Company’s Common Stock and may raise as much as $4,261,000 in gross proceeds from the exercise of the warrants (See Note 13). There is no assurance that all of the warrant holders will participate in the warrant tender offer. In addition, based on management projections, the Company contemplates raising an additional $25-$30 million concurrent with the planned launch of CÜR, to implement the business plan, market CÜR Music, provide content license costs, and for general working capital. This fundraising has not yet begun, and no specific terms have been set. The Company plans to launch CÜR Music music streaming product and platform in later in 2015.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 3 – Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and intense competition. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, content licensing, regulatory and other risks including the potential for business failure.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2014	2013

Servers, computers and other related equipment	$89,082	$25,214
Office furniture	7,915	$5,374
Leasehold Improvements	10,839	$10,139
Total property and equipment	107,836	40,727

Less accumulated depreciation	63,624	37,182

Total Property and Equipment	44,212	3,545

Depreciation expenses totaled $26,442 and $4,734 for the years ended December 31, 2014 and 2013, respectively. No impairments of property and equipment occurred or were recognized during the fiscal years ended December 31, 2014 and 2013.

Note 5 – Debt Instruments

On February 28, 2012, the Company entered into a convertible promissory drawdown note (“CI Note”) with Connecticut Innovations Incorporated (“CT Innovations”) for up to $150,000. The CI Note bore interest at 12% per annum, and was due on February 28, 2014. As of December 31, 2013 the Company had $150,000 in principal recorded as Note Payable in the long-term and short-term liability section of the Company’s balance sheet. The CI Note was secured by a first priority security interest on all assets of the Company. Under the terms of the agreement, the CI Note was repaid in full with accrued interest on February 28, 2014.

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with the State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Commencing on the thirteenth month following the loan date and continuing on the first day of each month thereafter principal and interest shall be payable in 48 equal, consecutive monthly installments. The full principal and all accrued interest are due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of December 31, 2014 and 2013, the Company had $37,180 and $62,755 in principal recorded as Note Payable in the long-term sections of the Company’s balance sheet, respectively and $25,622 and $25,000 in short-term liability, respectively.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 6 – Derivative Liabilities

The PPO and agent warrants described in Note 8 qualify for derivative classification due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the closings under the private placement offerings. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended December 31, 2014.

December 31, 2014

Balance at the beginning of period	$-

Addition of new derivative liabilities (warrants)	4,521,063

Change in fair value of warrants	(720,834)

Balance at the end of the period	$3,800,229

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The weighted average per-share fair value of each Common Stock Warrant of $0.425 and $0.357 was determined on the date of grant and at December 31, 2014, respectively, using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	67.62%	1.59%	0%	5.00%
At December 31, 2014	65.70%	1.65%	0%	4.15%

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 7 – Related Party Transactions

The Company’s Chief Executive Officer paid personally certain expenses of the Company totaling $24,235 at December 31, 2013 which was reported as other current liabilities and was repaid in 2014. There were no related party transactions for the period ended December 31, 2014.

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

Concurrently with the closings of the Contribution and the private placements the Company issued warrants with respect to an aggregate of 9,680,300 underlying common shares to the investors in the PPO. Each warrant has a term of five years to purchase one share of common stock at $2.00 per share. The PPO warrants have weighted average anti-dilution and price protection, and a cashless exercise provision, which are subject to customary exceptions.

In addition, the placement agent in the PPO, and its sub-agents, received warrants exercisable for a period of five years to purchase a number of shares of Common Stock equal to 10% of the number of shares of common stock sold to investors introduced by it, with a per share exercise price of $1.00. As a result of the foregoing, the placement agent in the PPO, and its sub-agents, was issued warrants with respect to an aggregate of 968,034 underlying shares of the Company’s common stock. Common Stock Warrant activity during the twelve months ended December 31, 2014 was as follows:

	Common Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2013	1,227,656	0.54
Granted	10,648,389	1.91
Cancelled/Forfeited	(1,041,565)	0.54
Exercised	(186,091)	0.54
Balance as of December 31, 2014	10,648,389	$1.91

The weighted average per-share fair value of each Common Stock Warrant issued during 2014 was determined on the date of grant using the Black-Scholes pricing model (see Note 6).

Note 9 – Common Stock

Prior to the Contribution, the Company raised $61,526 by issuing 209,755 shares of the Company’s Common Stock at a price per share of $0.29. Additionally, on January 17, 2014 the Company issued 186,091 shares of common stock for proceeds of $99,694 in connection with the exercise of warrants.

On January 28, 2014, the members of Raditaz, contributed their Raditaz membership interests to the Company in exchange for approximately 10,000,000 shares of the Company’s common stock, which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of Contribution were automatically converted into shares of the Company’s common stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution was converted into approximately 10,000,000 shares of common stock outstanding immediately thereafter. This conversion has been retrospectively presented in the financial statements.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

As a result of the three closings of the PPO discussed above, a total of 9,680,355 shares of common stock were issued. Gross Proceeds were received of approximately $9,680,000, before deducting placement agent fees and expenses of the 2014 PPO of approximately $1,500,000. As of December 31, 2014, warrants entitle their holders to purchase 9,680,355 shares of the Company’s common stock, with a term of five years and an exercise price of $2.00 per share and broker warrants entitle their holders to purchase 968,034 shares of the Company’s common stock, with a term of five years and an exercise price of $1.00 per share.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

On December 17, 2014 the Company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for advisory services. Pursuant to the services agreement the Company was obligated to issue 100,000 shares of restricted common stock, par value $0.0001 per share, in prepayment of services to be provided under the agreement. These shares were issued on December 17, 2014 at a cost basis of $1.00 per share. Approximately $92,000 of the expense is considered a prepaid expense on the balance sheet of the Company at December 31, 2014.

Note 10 – Stock-based Compensation Plans and Awards

Stock Compensation Plans

In November 2008, the board of directors of the Company adopted the 2008 Restricted Units Plan, as amended (the "2008 Plan"). The 2008 Plan provides for the issuance of restricted common shares (“options”).

Under the 2008 Plan, the Company determines various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period), exercise price, and payment terms.

Certain of the Company’s options grants include a right to repurchase a terminated individual’s options at a repurchase price equal to the lower of the exercise price or the fair value of the stock options at the termination date, during the 18 months following the termination of an individual's service with the Company, for any reason.

Upon closing of the Contribution (discussed above), the board of directors of the Company adopted, and the stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”) which provided for the issuance of equity awards of up to 4,000,000 shares of common stock to officers, key employees, consultants and directors. Upon effectiveness of the Contribution, 6,500,000 options outstanding under the 2008 Plan were exchanged for an aggregate of (i) approximately 1,339,728 non-statutory stock options to purchase shares of the Company’s common stock at an average exercise price of approximately $0.22 per share, and (ii) approximately 316,331 restricted stock awards (of which approximately 221,863 were fully vested and represented approximately 221,863 issued and outstanding shares of the Company’s common stock).

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Stock Options

Option activity during the years ended December 31, 2014 and 2013 was as follows:

	Options Outstanding
	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of January 1, 2013	1,251,633	$0.17	6.3
Granted	126,948	$0.71
Cancelled/Forfeited	(28,662)	$0.04
Repurchased	(10,191)	$0.35
Balance as of December 31, 2013	1,339,728	$0.22	6.0
Exercisable December 31, 2013	886,545	$0.22
Granted	2,657,921	$1.00
Cancelled/Forfeited	(325,000)	$1.00
Exercised	(9,554)	$0.04
Balance as of December 31, 2014	3,663,095	$0.69	7.7
Exercisable December 31, 2014	1,165,783	$0.28

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Summary information regarding the options outstanding and exercisable at December 31, 2014 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in shares)	Weighted Average Exercise Price

$ .04 -.60	1,223,938	7.32	0.05	934,546	0.06

.61– 1.20	2,380,889	9.12	1.00	172,968	0.97

$ 1.21– 1.77	58,268	5.01	1.77	58,269	1.77
	3,663,095			1,165,783

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $0.61 and $0.12 for options granted in 2014 and 2013, respectively. The per-share fair value of each option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

	Fiscal Year Ended December 31,
	2014	2013
Exercise Price	1.00	0.43
Expected life (years)	6.11	6.40
Risk-free interest rate	1.62%	1.30%
Expected volatility	67.39%	71.98%
Expected dividend yield	0%	0%

The expected life of options granted represents the weighted average period that the options are expected to remain outstanding. The Company determined the expected life assumption based on the Company's historical exercise behavior combined with estimates of the post-vesting holding period. Expected volatility is based on historical volatility of peer companies in the Company's industry that have similar vesting and contractual terms. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on its common stock.

Options to Non-Employees

The per-share fair value of options granted to non-employees is determined on the date of grant using the Black-Scholes option pricing model with the same assumptions as those used for employee awards with the exception of expected term. The expected term for non-employee awards is the contractual term of 10 years.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

As of December 31, 2014 and 2013 a total of 319,013 and 234,968 options issued to non-employees were outstanding, respectively, and 303,061 and 172,550, respectively, were vested.

During the years ended December 31, 2014 and 2013, the Company recorded $91,076 and $3,210 respectively, in stock-based compensation expenses related to option grants made to non-employees. As of December 31, 2014, total compensation cost related to stock options granted to non-employees but not yet recognized, was $7,132 which the Company expects to recognize over a weighted-average period of approximately 1.22 years. The fair value of these options will be re-measured each reporting date until the options vest. The re-measured fair value will be recognized as compensation expense over the remaining vesting term of the options.

Stock-based Compensation Expense

As of December 31, 2014, total compensation cost related to stock options granted, but not yet recognized, was $89,422 which the Company expects to recognize over a weighted-average period of approximately 1.8 years. Stock-based compensation expenses related to all employee and non-employee stock-based awards for the years ended December 31, 2014 and 2013 were $398,569 and $76,558, respectively.

Restricted Stock Awards

During 2011 the Company had issued restricted stock awards with respect to 359,640 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2014 and 2013, 269,093 and 221,858 restricted common shares were outstanding but not yet issued under these awards, respectively. The Company is obligated to issue these awards upon request by the holder of the award. During each year ended December 31, 2014 and 2013, the Company recorded stock based compensation of $1,854 which the Company expects to recognize over a weighted average period of less than one year.

Note 11 – Income Taxes

Prior to January 28, 2014 the Company’s wholly owned subsidiary, CÜR Media, LLC was a limited liability company, accordingly no provision for income taxes has been made in the accompanying financial statement for the period from January 1, 2013 until January 28, 2014 as taxable income or losses are reportable on the tax returns of the members of the Company.

Prior to the Contribution, CÜR Media, Inc., formerly Duane Street, Inc., filed corporate income tax returns.

Income tax provision (benefit) for the year ended December 31, 2014 is summarized below:

2014

Net operating loss carryforwards - Federal	$1,465,106
Net operating loss carryforwards - State	412,744
Stock-based compensation	254,502
Other temporary differences	19,258
Totals	2,151,610
Less valuation allowance	(2,151,610)
Deferred tax assets	$-

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

As of December 31, 2014 the Company had potentially utilizable Federal and state net operating loss tax carryforwards of approximately $6,101,510. The net operating loss tax carryforwards will start to expire in 2033.

The utilization of the Company’s net operating losses may be subject to limitation due to the “change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2014 are as follows:

2014
Statutory Federal tax rate	34.0%
State income tax rate (net of Federal)	4.4%
Other permanent differences	(3.8)%
Effect of valuation allowance	(34.6)%
Effective tax rate	0.0%

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, at December 31, 2014 the Company determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e. greater than 50% probability) that some portion or all of the deferred tax asset may not be realized in the future. The Company recognized a reserve of 100% of the amounts of the deferred tax assets in the amount of $2,151,610.

Management believes that the Company does not have any tax positions that will result in a material impact on the Company’s financial statements because of the adoption of ASC740. However, management’s conclusion may be subject to adjustment at a later date based on ongoing analyses of tax laws, regulations and related Interpretations. The Company will report any tax-related interest and penalties related to uncertain tax positions as a component of income tax expense.

There are open statues of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from 2011 through the current period. There have been no income tax related interest or penalties assessed or recorded.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 12 – Commitments and Contingencies

Data License and Service Agreement with Rovi

On July 1, 2014 the Company entered into a licensing agreement acquiring the limited, non-exclusive, non-transferable right to use, display, communicate, reproduce and transmit the Licensors’ data. On September 8 and September 18, a first amendment and second amendment to the data license and service agreement, respectively, were executed which expanded the original license agreement to include custom development of search and voice capabilities. The licensing agreement remains in effect through and including March 14, 2017. The Company has the option to extend the term of this agreement for additional 1 year periods.

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

As of December 31, 2014, the Company has paid the Licensor $139,500.

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

As of December 31, 2014, the Company has paid $42,901.

MediaNet Digital, Inc.

On November 10, 2014 the Company entered into a service agreement which provides the Company with a catalog of sound recordings and metadata which enables and provides for the delivery of sound recordings to end users of the Company’s application. The agreement remains in effect for a period of three years following the effective date of November 7, 2014. The agreement will automatically renew for successive one year terms unless terminated by MediaNet or the Company.

The Company will pay a set-up fee. In addition, the Company will pay a monthly technology licensing fee during the initial term, a monthly usage fee and will pay for any additional professional services and technical assistance or customization.

As of December 31, 2014, the Company has paid $25,000 to MediaNet.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Minimum payments related to the previously described contracts is summarized as follows:

Twelve Months Ended December 31,	Total

2015	595,706	*

2016	797,388	*

2017	821,399	*

_________________

* Additional contract terms include per subscriber, stream or percentage of revenue charges.

Note 13 – Subsequent Events:

Offer to Amend and Exercise Warrants to Purchase Common Stock

On March 9, 2015 the Company offered to amend warrants to purchase an aggregate of 9,680,355 shares of Common Stock (the “Offer to Amend and Exercise”), including outstanding warrants to purchase 9,680,355 shares of the Company’s Common Stock (the “Warrant Shares”) issued to investors participating in the Company’s private placement financings closed on January 28, 2014, March 14, 2014, and March 28, 2014 (the “PPO Warrants”). The Company initially issued a total of 9,680,355 PPO Warrants, none of which have been exercised as of December 31, 2014. As a result, 9,680,355 of the PPO Warrants were and are included in the Offer to Amend and Exercise.

Pursuant to the Offer to Amend and Exercise, for those who elect to participate, the PPO Warrants will be amended (the “Amended Warrants” ) to: (i) reduce the exercise price of the PPO Warrants from $2.00 per share to $0.50 per share of Common Stock in cash, (ii) shorten the exercise period so that the Amended Warrants expire concurrently with the expiration of the Offer to Amend and Exercise at 5:00 p.m. (Eastern Time) on April 6, 2015, as may be extended by the Company in its sole discretion, or as required by applicable law (the “Expiration Date”), (iii) eliminate the anti-dilution provisions contained in the PPO Warrants, (iv) restrict the ability of the holder of shares issuable upon exercise of the Amended Warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of time ninety (90) days after the Expiration Date (the “Lock-Up Period”); and (v) provide that a holder, acting alone or with others, will agree not to effect any purchases or sales of any securities of the Company in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities Exchange Act of 1934, as amended, or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period.

In addition to the PPO Warrants, there are outstanding warrants to purchase an aggregate of 968,034 shares of the Company’s Common Stock comprised of warrants issued to the placement agent and its sub-agents in the Company’s PPO Unit Offering.

The PPO Agent Warrants contain the same price-based weighted-average anti-dilution and price protection provisions as the PPO Warrants. Like the PPO Warrants, the terms of each of the PPO Agent Warrants may be amended with the consent of the thereof. Separate and apart from the Offer to Amend and Exercise, the Company intends to seek the consent of the holders of the PPO Agent Warrants in order to remove the price-based anti-dilution provisions from such warrants. There can be no assurance that the Company will be successful in obtaining the consent of the holders of the PPO Agent Warrants.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The purpose of the Offer to Amend and Exercise is to encourage the amendment and exercise of the PPO Warrants to help the Company reduce its outstanding warrant liability and to provide funds to support the Company’s operations by providing the holders of the PPO Warrants with the opportunity to obtain and exercise an Amended Warrant by significantly reducing the exercise price of the PPO Warrants.

Regardless of whether a holder elects to participate in the Offer to Amend and Exercise, the Holder may nevertheless consent to the amendment to the PPO Warrants to remove the anti-dilution provisions contained in the outstanding PPO Warrants (the “Anti-Dilution Amendment”).

Holders may elect to participate in the Offer to Amend and Exercise with respect to some, all or none of their PPO Warrants. If a holder chooses not to participate in the Offer to Amend and Exercise, the holder’s PPO Warrants will remain in full force and effect, as originally issued with an exercise price of $2.00 per share and will retain in all respects their original terms and provisions.

Warrant agent commission

Katalyst Securities, LLC has been appointed by the Company as warrant agent for the Offer to Amend and Exercise (the “Warrant Agent”). The Warrant Agent will receive a fee equal to 10% of the cash exercise price paid by holders of the PPO Warrants who participate in the Offer to Amend and Exercise. In addition, the Company will deliver warrants to the Warrant Agent to purchase a number of shares of Common Stock equal to 10% of the number of PPO Warrants exchanged and exercised in the Offer to Amend and Exercise at an exercise price of $0.50 per share for a term of five (5) years with no anti-dilution rights. The Company has also agreed to reimburse the Warrant Agents for their legal fees and expenses in the aggregate amount of $20,000 and their reasonable out-of-pocket expenses. The Warrant Agents must obtain the Company’s prior approval for any expenses in the aggregate in excess of $2,500 for each Warrant Agent.

Other closing costs

Other closing costs of $75,000 are expected to be incurred to complete the Offer to Amend and Exercise.

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Contribution Agreement, dated as of January 28, 2014, by and among the Registrant, Raditaz, and the holders of a majority of Raditaz’s membership interests(1)
3.1	3.1	Certificate of Incorporation of Registrant filed November 17, 2011(2)
3.2	3.2	Amended and Restated Articles of Incorporation of Registrant filed January 31, 2014(1)
3.3	3.3	By-Laws of the Registrant(2)
4.1	4.1	Form of PPO Warrant of the Registrant(1)
4.2	4.2	Form of Broker Warrant of the Registrant(1)
10.1	10.1	Services Agreement, dated March 11, 2014, between the Registrant and Wondersauce, LLC(3)
10.2	10.1

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

10.4	10.3	Indemnification Share Escrow Agreement, dated January 28, 2014 by and among the Registrant, Thomas Brophy, and Gottbetter & Partners, LLP, as escrow agent(1)
10.5	10.4	Form of Lock-Up Agreement between the Registrant and the officers, directors and 10% stockholders of the registrant party thereto(1)
10.6	10.5	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(1)
10.7	10.3	Revised Form of Securities Purchase Agreement between the Registrant and the investors party thereto(3)
10.8	10.6	Subscription Escrow Agreement, dated December 30, 2013, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(1)
10.9	10.5	Amendment No. 1 to Subscription Escrow Agreement, dated January 31, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.10	10.6	Amendment No. 2 to Subscription Escrow Agreement, dated March 13, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.11	10.7	Placement Agency Agreement, dated December 30, 2013, between the Registrant and Gottbetter Capital Markets, LLC(1)
10.12	10.8	Amendment No. 1 to Placement Agency Agreement, dated January 31, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.13	10.9	Amendment No. 2 to Placement Agency Agreement, dated March 13, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.14	10.8	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(1)
10.15*	10.9	Employment Agreement, dated January 28, 2014, between the Registrant and Thomas Brophy(1)
10.16*	10.10	Consulting Agreement, dated January 28, 2014, between the Registrant and John A. Lack(1)
10.17*	10.11	Employment Agreement, dated March 11, 2014, between the Registrant and Gordon C. Mackenzie III(3)
10.18*	10.11	The Registrant’s 2014 Equity Incentive Plan(1)
10.19*	10.1	First Amendment to 2014 Equity Incentive Plan(5)
10.20*	10.1	Second Amendment to 2014 Equity Incentive Plan(6)

69

10.21*	10.13	Form of Non-Qualified Stock Option Agreement of the Registrant(3)
10.22	10.12	Form of Side Letter between the Registrant and its pre-Contribution stockholders
10.23	10.1

Data License and Service Agreement, dated July 1, 2014, among the Company, Rovi Data Solutions and Veveo, Inc., as amended as of September 8, 2014 and September 18, 2014 (confidential portions have been omitted and filed separately with the SEC)(7)

10.24	10.2	Distribution Agreement, dated November 13, 2014, between the Company and MusicNet, Inc. d/b/a MediaNet Digital, Inc. (confidential portions have been omitted and filed separately with the SEC)(7)
10,25*	**	Consulting Agreement, dated March 25, 2015, between the Registrant and John A. Lack.
16.1	16.1	Letter from Dov Weinstein & Co. C.P.A. to the Securities Exchange Commission, dated February 27, 2014(4)
21.1	**	List of Subsidiaries
31.1	**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

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

(5) Filed with the Securities and Exchange Commission on April 25, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated April 21, 2014, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission on October 14, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated October 8, 2014, which exhibit is incorporated herein by reference.

(7) Filed with the Securities and Exchange Commission on November 11, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2014, which exhibit is incorporated herein by reference.

* Management contract or compensatory plan or arrangement

** Filed herewith

70