Form 10-Q
period 2015-03-31
CUR MEDIA, INC.
filed 2015-05-15
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

As of May 15, 2015, there were 31,421,367 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding.

CÜR MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

2

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas;

•	Our ability to attract and retain management with experience in digital media including digital music streaming, and similar emerging technologies;

•	Our ability to negotiate an economically feasible agreement with the major and independent music labels and publisher rights organizations;

•	Our expectations regarding market acceptance of our products in general, and our ability to penetrate the digital music streaming market in particular;

•	The scope, validity and enforceability of our third party intellectual property rights;

•	Our ability to comply with governmental regulation;

•	Our ability to raise capital when needed and on acceptable terms and conditions; and

•	The intensity of competition.

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 31, 2015 (“Annual Report”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,445,230	$3,228,938
Prepaid Expenses	112,880	166,140
Other Current Assets	3,000	3,000
TOTAL CURRENT ASSETS	1,561,110	3,398,078

Property and Equipment, net	44,636	44,212

TOTAL ASSETS	$1,605,746	$3,442,290

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILIITES
Accounts Payable	$328,421	$379,880
Accrued Liabilities and Other Current Liabilities	82,424	96,706
Note Payable, Short-Term	25,782	25,622
Derivative Liability	1,454,078	3,800,229
TOTAL CURRENT LIABILITIES	1,890,705	4,302,437

Notes Payable, Long-Term	28,562	37,180
TOTAL LONG TERM LIABILITIES	28,562	37,180

TOTAL LIABILITIES	1,919,267	4,339,617

STOCKHOLDERS' DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of March 31, 2015 or December 31, 2014)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 24,954,363 and 24,929,363 issued at March 31, 2015 and December 31, 2014, respectively, and 25,234,284 and 25,198,456 outstanding at March 31, 2015 and December 31, 2014, respectively)	2,495	2,493
Additional Paid-In-Capital	5,335,858	5,297,635
Accumulated Deficit	(5,651,874)	(6,197,455)
TOTAL STOCKHOLDERS' DEFICIENCY	(313,521)	(897,327)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,605,746	$3,442,290

See accompanying notes to condensed consolidated financial statements.

CÜR MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES
Research and Development	1,409,971	662,331
General and administrative	369,070	124,484
Stock based Compensation	13,226	1,436,781
Depreciation and amortization	10,090	1,229

TOTAL OPERATING EXPENSES	1,802,357	2,224,825

OTHER INCOME (EXPENSE)
Interest Expense	(400)	(4,338)
Interest Income	2,187	1,114
Change in fair value of derivative liabilities	2,346,151	41,937

TOTAL OTHER INCOME (EXPENSE)	2,347,938	38,713

NET INCOME (LOSS)	$545,581	$(2,186,112)

Basic net income (loss) per share	$0.02	$(0.13)

Diluted net income per share	$0.02	$(0.13)

Weighted average number of shares outstanding, basic	25,213,977	17,442,013

Add: Stock Options	1,195,871	-
Weighted average number of shares outstanding – diluted	26,409,848	17,442,013

See accompanying notes to condensed consolidated financial statements.

CÜR Media, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$545,581	$(2,186,112)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	10,090	1,229
Non-cash stock compensation expense	13,226	1,436,781
Share based consulting services	25,000	-
Derivative Liability	(2,346,151)	(41,937)
Changes in assets and liabilities
Prepaid Expenses	53,260	9,621
Accounts Payable	(51,459)	49,787
Accrued Liabilities and Other Current Liabilities	(14,282)	(168,397)
Net cash used in operating activities	(1,764,735)	(899,028)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,514)	(15,316)
Net cash used in investing activities	(10,514)	(15,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(8,459)	(156,187)
Proceeds from issuance of Common Stock	-	8,303,225
Net cash (used in) provided by financing activities	(8,459)	8,147,038

NET (DECREASE) INCREASE IN CASH	(1,783,708)	7,232,694

CASH, BEGINNING OF PERIOD	3,228,938	-

CASH, END OF THE PERIOD	$1,445,230	$7,232,694

See accompanying notes to condensed consolidated financial statements.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2015 and 2014

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

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 31, 2015 (“Annual Report”).

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2015 and 2014

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

Significant Accounting Policies

Other than as disclosed below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

Earnings Per Share

Basic earnings per share ("EPS") is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock plus the effect of dilutive potential common shares from outstanding stock options during the period using the treasury stock method. At March 31, 2015 and 2014, the number of shares underlying options and warrants that were anti-dilutive was approximately 13,087,451 shares and 14,457,991 shares, respectively.

Note 2 – Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred a net operating loss of $1,802,347 and $2,224,825 in the three months ending March 31, 2015 and 2014, respectively. The Company is currently developing CÜR Music, a hybrid internet radio and on-demand music streaming service and has not generated material revenue from operations and anticipates needing additional capital prior to launching CÜR Music to execute the current operating plan. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

The Company initiated an offer to amend and exercise warrants to purchase an aggregate of 9,680,355 shares of the Company’s Common Stock on March 9, 2015. In connection with the offer to amend and exercise, which closed on April 6, 2015, the Company received gross proceeds in the amount of $3,233,502 (before deducting placement agent fees and expenses of the offer to amend and exercise of approximately $410,000) (See Note 10). In addition, based on management projections, the Company contemplates raising an additional $25-30 million concurrent with the planned launch of CÜR Music to implement the business plan, market CÜR Music, provide content license costs, and for general working capital. This fundraising has not yet begun, and no specific terms have been set. The Company plans to launch its CÜR Music music streaming product and platform later in 2015.

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

 For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Note 3 – Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and intense competition. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, content licensing, regulatory and other risks including the potential for business failure.

A description of some of the risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in the Company’s Annual Report. The risks and uncertainties described under “Risk Factors” are not exhaustive.

Note 4 - Debt Instruments

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Commencing on the thirteenth month following the loan date and continuing on the first day of each month thereafter principal and interest shall be payable in 48 equal, consecutive monthly installments. The full principal and all accrued interest are due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of March 31, 2015 and December 31, 2014, the Company had $28,562 and $37,180 in principal recorded as Note Payable in the long-term sections of the Company’s balance sheet, respectively and $25,782 and $25,622 in notes payable short-term, respectively.

Note 5 – Derivative Liabilities

The PPO Warrants and Broker Warrants described in Note 7 qualify for derivative classification due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the Company’s private placement offering, which closed on January 28, 2014, March 14, 2014, and March 28, 2014 (the “2014 PPO”). The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended March 31, 2015.

March 31, 2015

Balance at the beginning of period	$3,800,229

Addition of new derivative liabilities (warrants)	-

Change in fair value of warrants	(2,346,151)

Balance at the end of the period	$1,454,078

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s Common Stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The weighted average per-share fair value of each Common Stock warrant of $0.425 and $0.137 was determined on the date of grant and at March 31, 2015, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield		Expected Life (in years)

At issuance	67.62%	1.59%	0	0%	5.00
At March 31, 2015	65.30%	1.37%	0	0%	3.91

Note 6 – Common Stock

Prior to the Contribution (defined above), the Company raised $61,526 by issuing 209,755 shares of the Company’s Common Stock at a price per share of $0.29. Additionally, on January 17, 2014 the Company issued 186,091 shares of Common Stock for proceeds of $99,694 in connection with the exercise of warrants.

On January 28, 2014, the members of Raditaz, contributed their Raditaz membership interests to the Company in exchange for approximately 10,000,000 shares of the Company’s Common Stock, which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of Contribution were automatically converted into shares of the Company’s Common Stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 10,000,000 shares of Common Stock outstanding immediately thereafter.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Concurrently with the closing of the Contribution and in contemplation of the Contribution, the Company held a closing of its 2014 PPO of 4,075,036 units of its Common Stock, at a price of $1.00 per unit, for gross proceeds (before deducting commissions and expenses of the 2014 PPO) of $4,075,036. Each unit was comprised of one share of Common Stock and a warrant to purchase one share of the Company’s Common Stock (each, a “PPO Warrant”). Each PPO Warrant carries a term of five years. An aggregate of 4,075,036 units were sold in the initial closing of the 2014 PPO with a total of 4,482,539 PPO Warrants issued, as discussed in Note 7.

On March 14, 2014, the Company consummated a second closing of the 2014 PPO, in connection with which the Company issued and sold 4,635,019 additional units, at a purchase price of $1.00 per unit, for gross proceeds (before deducting commissions and expenses of the 2014 PPO) of $4,635,019. Each unit was comprised of one share of Common Stock and a PPO Warrant to purchase one share of the Company’s Common Stock. Each PPO Warrant carries a term of five years. An aggregate of 4,635,019 units were sold in the second closing of the 2014 PPO with a total of 5,098,520 PPO Warrants issued, as discussed in Note 7.

On March 28, 2014, the Company consummated a third and final closing of the 2014 PPO, in connection with which the Company issued and sold 970,300 additional units at a price of $1.00 per unit, for gross proceeds (before deducting commissions and expenses of the 2014 PPO) of $970,245. Each unit was comprised of one share of Common Stock and a PPO Warrant to purchase one share of the Company’s Common Stock. Each PPO Warrant carries a term of five years. An aggregate of 970,300 units were sold in the third and final closing of the 2014 PPO with a total of 1,067,330 PPO Warrants issued, as discussed in Note 7.

As a result of the three closings of the 2014 PPO discussed above, a total of 9,680,355 shares of Common Stock were issued. Proceeds were received of approximately $9,680,000, before deducting placement agent fees and expenses of the 2014 PPO of approximately $1,500,000. As of March 31, 2015, (a) PPO Warrants entitle their holders to purchase 9,680,355 shares of the Company’s Common Stock, with a term of five years and an exercise price of $2.00 per share and (b) Broker Warrants, as described in Note 7, entitle their holders to purchase 968,034 shares of the Company’s Common Stock, with a term of five years and an exercise price of $1.00 per share.

Prior to the Contribution, eleven stockholders of the Company (“Pre-Contribution Transaction Stockholders”), entered into an agreement with the Company (“Side Sale Agreement”) pursuant to which they agreed to cancel a portion of their shares after the initial closing of the 2014 PPO such that the aggregate number of shares they collectively held following such cancellation would be equal to 19.9% of the total outstanding shares of the Company’s Common Stock. Subsequent to the initial closing of the 2014 PPO, approximately 715,280 shares were cancelled in connection with the Side Sale Agreement. Terms included in the Side Sale Agreement discussed the issuance of additional shares to the Pre-Contribution Transaction Stockholders in the event there were additional closings of the 2014 PPO following the initial closing so as to maintain their 19.9% Common Stock ownership position, in the aggregate. As a result of the second and third closings of the 2014 PPO, an aggregate of approximately 1,379,631 restricted shares of Common Stock were issued to the Pre-Contribution Transaction Stockholders (the “Adjustment Shares”). The Company recorded $1,379,631 of stock based compensation expense in connection with the issuance of the Adjustment Shares with a fair value per share of $1.00.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

On September 29, 2014 the Company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for advisory services. Pursuant to the services agreement the Company was obligated to issue 250,000 shares of restricted Common Stock in prepayment of services to be provided under the agreement. These shares were issued on September 29, 2014 at a fair value of $1.00 per share.

On December 17, 2014 the Company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for advisory services. Pursuant to the services agreement the Company was obligated to issue 100,000 shares of restricted Common Stock in prepayment of services to be provided under the agreement. These shares were issued on December 17, 2014 at a fair value of $1.00 per share. Approximately $67,000 of the expense is considered a prepaid expense on the balance sheet of the Company at March 31, 2015.

On February 28, 2015 the company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for providing investor relations services. Pursuant to the services agreement, the Company was obligated to issue 25,000 shares of restricted Common Stock in prepayment of services to be provided under the agreement. These shares were issued on February 28, 2015 at a fair value of $1.00 per share.

Note 7 – Common Stock Warrants

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

Concurrently with the closings of the Contribution and the 2014 PPO, discussed above, the Company issued PPO Warrants with respect to an aggregate of 9,680,355 underlying common shares to the investors in the 2014 PPO. Each PPO Warrant has a term of five years to purchase one share of Common Stock at $2.00 per share. The PPO Warrants have weighted average anti-dilution and price protection, and a cashless exercise provision, which are subject to customary exceptions.

In addition, the placement agent in the 2014 PPO, and its sub-agents, received warrants exercisable for a period of five years to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock sold to investors introduced by it, with a per share exercise price of $1.00 (the “Broker Warrants”). As a result of the foregoing, the placement agent in the 2014 PPO, and its sub-agents, were issued Broker Warrants with respect to an aggregate of 968,034 underlying shares of the Company’s Common Stock. Common Stock warrant activity during the three months ended March 31, 2015 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2014	10,648,389	1.91
Granted	-	-
Cancelled/Forfeited	-	-
Exercised	-	-
Balance as of March 31, 2015	10,648,389	$1.91

The weighted average per-share fair value of each Common Stock warrant of $0.425 was determined on the date of grant using the Black-Scholes pricing model (see Note 5).

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Note 8 - Equity Incentive Awards

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Stock Options

Option activity during the three months ended March 31, 2015 was as follows:

	Options Outstanding
	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of January 1, 2015	3,663,095	$0.69	7.7
Granted	150,000	$0.69
Cancelled/Forfeited	(26,370)	$1.00
Exercised	-
Repurchased	-
Balance as of March 31, 2015	3,786,725	$0.64	8.1
Exercisable March 31, 2015	1,671,975	$0.42

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $0.69 for options granted for the three months ended March 31, 2015. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

Three Months Ended March 31, 2015
Exercise Price	0.69
Expected life (years)	6.00
Risk-free interest rate	1.40%
Expected volatility	65.30%
Expected dividend yield	0%

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Stock-based Compensation Expense

As of March 31, 2015, total compensation cost related to stock options granted, but not yet recognized, was $814,842 which the Company expects to recognize over a weighted-average period of approximately 1.12 years. Stock-based compensation expenses related to all employee and non-employee stock-based awards were $13,226 and $56,671 for the three months ended March 31, 2015 and 2014, respectively.

Restricted Stock Awards

During 2011, the Company had issued restricted stock awards with respect to 359,640 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2014 and March 31, 2015, 269,093 and 279,921 restricted common shares were outstanding but not yet issued under these awards, respectively. The Company is obligated to issue these awards upon request by the holder of the award. During each of the three month periods ended March 31, 2015 and 2014, the Company recorded stock based compensation of $297 and $457, respectively. As of March 31, 2015, unrecognized stock based compensation expense related to restricted stock awards granted, but not yet vested was $894 which the Company expects to recognize over a weighted average period of less than one year.

Note 9 – Commitments and Contingencies

Rovi

On July 1, 2014 the Company and Rovi Corporation (“Rovi”) entered into a data license and service agreement acquiring the limited, non-exclusive, non-transferable right to use, display, communicate, reproduce and transmit Rovi’s data. On September 8, 2014 and September 18, 2014 a first amendment and second amendment to the data license and service agreement, respectively, were executed, which expanded the original data license and service agreement to include custom development of search and voice capabilities. The data license and service agreement remains in effect through and including March 14, 2017. The Company has the option to extend the term of this agreement for additional 1 year periods.

During the term of the data license and service agreement, and as consideration for the grant of rights and license of Rovi’s data, the Company agreed to pay Rovi a monthly minimum charge during the development period which is the period where data will be used for internal, non-public, non-commercial uses. In addition, the Company has agreed to pay Rovi a minimum per month during the first initial term, subsequent to launch date until March 14, 2016. For each subsequent term, consideration paid will depend on the number of subscribers to the Company’s CÜR Music product.

As of March 31, 2015, the Company has paid Rovi $75,000.

Zuora

On July 31, 2014 the Company entered into a limited license agreement with Zuora, Inc. (“Zuora”), which provides the Company non-exclusive, non-transferable worldwide limited license to use Zuora’s online integrated subscription management, billing, and data analysis services. The initial order form covered the implementation and development period ending October 31, 2014. In addition, the Company has agreed to an initial 36 month service term, subsequent to implementation.

As of March 31, 2015, the Company has paid Zuora $27,270.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

MediaNet Digital, Inc.

On November 10, 2014 the Company entered into a service agreement with MediaNet Digital, Inc. (“MediaNet”), which provides the Company with a catalog of sound recordings and metadata which enables and provides for the delivery of sound recordings to end users of the Company’s CÜR Music application. The service agreement remains in effect for a period of three years following the effective date of November 7, 2014. The service agreement will automatically renew for successive one year terms unless terminated by MediaNet or the Company.

The Company will pay a set-up fee to MediaNet. In addition, the Company will pay MediaNet a monthly technology licensing fee during the initial term, a monthly usage fee and will pay for any additional professional services and technical assistance or customization.

As of March 31, 2015, the Company has paid MediaNet $35,000.

Minimum payments related to the previously described contracts is summarized as follows:

Twelve Months Ended March 31,	Total

2016	$744,412	*

2017	830,364	*

2018	848,435	*
	$2,423,211

* Additional contract terms include per subscriber, stream or percentage of revenue charges.

Note 10 – Subsequent Events

Offer to Amend and Exercise Warrants to Purchase Common Stock

On March 9, 2015, the Company commenced an offer to amend and exercise PPO Warrants to purchase an aggregate of 9,680,355 shares of its Common Stock (the “Offer to Amend and Exercise”), including outstanding PPO Warrants to purchase 9,680,355 shares of the Company’s Common Stock (the “Warrant Shares”) issued to investors participating in the Company’s 2014 PPO. The Company initially issued a total of  9,680,355 PPO Warrants, none of which had been exercised as of the date of the Offer to Amend and Exercise. As a result, 9,680,355 of the PPO Warrants were included in the Offer to Amend and Exercise.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Pursuant to the Offer to Amend and Exercise, for those who elect to participate, the PPO Warrants would be amended (the “Amended Warrants” ) to: (i) reduce the exercise price of the PPO Warrants from $2.00 per share to $0.50 per share of Common Stock in cash, (ii) shorten the exercise period so that the Amended Warrants would expire concurrently with the expiration of the Offer to Amend and Exercise at 5:00 p.m. (Eastern Time) on April 6, 2015 (the “Expiration Date”), (iii) eliminate the anti-dilution provisions contained in the PPO Warrants, (iv) restrict the ability of the holder of shares issuable upon exercise of the Amended Warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of time ninety (90) days after the Expiration Date (the “Lock-Up Period”); and (v) provide that a holder, acting alone or with others, would agree not to effect any purchases or sales of any securities of the Company in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Exchange Act, or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period.

In addition to the PPO Warrants, the Company has outstanding Broker Warrants to purchase an aggregate of 968,034 shares of the Company’s Common Stock comprised of warrants issued to the placement agent and its sub-agents in the Company’s 2014 PPO.

The Broker Warrants contain the same price-based weighted-average anti-dilution and price protection provisions as the PPO Warrants. Like the PPO Warrants, the terms of each of the Broker Warrants may be amended with the consent of the holder thereof. Simultaneously with the Offer to Amend and Exercise, the Company sought the consent of the holders of the Brought Warrants to remove the price-based anti-dilution provisions from such warrants.

The purpose of the Offer to Amend and Exercise was to encourage the amendment and exercise of the PPO Warrants to help the Company reduce its outstanding warrant liability and to provide funds to support the Company’s operations by providing the holders of the PPO Warrants with the opportunity to obtain and exercise an Amended Warrant by significantly reducing the exercise price of the PPO Warrants.

Regardless of whether a holder chose to participate in the Offer to Amend and Exercise, the holders were asked to consent to the amendment to the PPO Warrants to remove the anti-dilution provisions contained in the outstanding PPO Warrants (the “Anti-Dilution Amendment”).

Holders were given the opportunity to elect to participate in the Offer to Amend and Exercise with respect to some, all or none of their PPO Warrants. If a holder chose not to participate in the Offer to Amend and Exercise, the holder’s PPO Warrants would remain in full force and effect, as originally issued with an exercise price of $2.00 per share, and would retain in all respects their original terms and provisions.

Katalyst Securities, LLC was appointed by the Company as warrant agent for the Offer to Amend and Exercise (the “Warrant Agent”). Pursuant to the terms of the agreement the Warrant Agent entered into with the Company, the Warrant Agent was to receive a fee equal to 10% of the cash exercise price paid by holders of the PPO Warrants who participated in the Offer to Amend and Exercise. In addition, the Company agreed to deliver warrants to the Warrant Agent to purchase a number of shares of Common Stock equal to 10% of the number of PPO Warrants exchanged and exercised in the Offer to Amend and Exercise at an exercise price of $0.50 per share for a term of five (5) years with no anti-dilution rights. The Company also agreed to reimburse the Warrant Agents for their legal fees and expenses in the aggregate amount of $20,000 and their reasonable out-of-pocket expenses. In addition, the Warrant Agent will receive a cash fee equal to 10% if any person or entity the Warrant Agent introduced to the Company in connection with the 2014 PPO and/or Offer to Amend and Excercise participates in a financing of the Company through September 28, 2015.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

 For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

On April 6, 2015, the Company consummated the Offer to Amend and Exercise the PPO Warrants. Pursuant to the Offer to Amend and Exercise, PPO Warrants to purchase an aggregate of 6,467,004 shares of Common Stock at an exercise price of $0.50 per share were tendered by their holders and were amended and exercised in connection therewith for gross proceeds to the Company of $3,233,502 (before deducting placement agent fees and expenses of the Offer to Amend and Exercise of approximately $410,000). Such tendered PPO Warrants represented approximately 67% of the Company’s outstanding PPO Warrants as of April 6, 2015.

Effective on or prior to April 6, 2015, the Company and the holders of (a) 1,475,010 PPO Warrants, that chose not to participate in the Offer to Amend and Exercise (“Non-Participating Original Warrants”), and (b) all 968,300 Broker Warrants, approved an amendment to remove the price-based anti-dilution provisions in their warrants. As a result, the price-based anti-dilution provisions contained in these Non-Participating Original Warrants and Broker Warrants have been removed and are of no further force or effect as of April 6, 2015.

The Warrant Agent for the Offer to Amend and Exercise was paid an aggregate commission of approximately $323,350 and was issued warrants to purchase an aggregate of 646,700 shares of the Company’s Common Stock at an exercise price of $0.50 per share for a term of five (5) years (“Warrant Agent Warrants”).

Certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,355 original PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the consummation of the Offer to Amend and Exercise the PPO Warrants, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $2.00 per share to $1.79 per share, (ii) 203,711 additional shares of Common Stock, and (iii) 203,711 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.79 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

The audited financial statements for our fiscal year ended December 31, 2014, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

References in this section to “CÜR Media,” “we,” “us,” “our,” “the Company” and “our Company” refer to CÜR Media, Inc., and its consolidated subsidiary, CÜR Media, LLC.

General Overview

We were incorporated in the State of Delaware as Duane Street Corp. on November 17, 2011. Our original business was manufacturing and marketing baby products. Prior to the Contribution (as defined below), our Board of Directors (“Board”) determined to discontinue operations in this area and to seek a new business opportunity.

On January 28, 2014, we consummated a contribution transaction (the “Contribution”) with CÜR Media, LLC, a limited liability company organized in the State of Connecticut on February 15, 2008, pursuant to a Contribution Agreement by and among the Company, CÜR Media, LLC, and the holders of a majority of CÜR Media, LLC’s limited liability company membership interests (the “Contribution Agreement”). In connection with the Contribution, and in accordance with the terms and conditions of the Contribution Agreement, all outstanding securities of CÜR Media, LLC were exchanged for securities of ours.

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

In a private placement financing we conducted with respect to which closings occurred on January 28, 2014, March 14, 2014 and March 28, 2014 (the “2014 PPO”), we sold an aggregate of 9,680,380 shares of our Common Stock, and a warrants to purchase an aggregate of 9,680,355 shares of our Common Stock at an exercise price of $2.00 per share for a term of five (5) years (“PPO Warrants”), for gross proceeds of approximately $9,680,000 (before deducting placement agent fees and expenses of the 2014 PPO estimated at approximately $1,529,000).

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

Recent Developments

Offer to Amend and Exercise

On April 6, 2015, we consummated our offer to amend and exercise (the “Offer to Amend and Exercise”) the PPO Warrants. Pursuant to the Offer to Amend and Exercise, PPO Warrants to purchase an aggregate of 6,467,004 shares of Common Stock were tendered by their holders and were amended and exercised in connection therewith for gross proceeds to the Company of $3,233,502 (before deducting placement agent fees and expenses of the Offer to Amend and Exercise of approximately $410,000). Such tendered PPO Warrants represented approximately 67% of our outstanding PPO Warrants as of April 3, 2015.

The Original Warrants of holders who elected to participate in the Offer to Amend and Exercise were amended to reduce the exercise price from $2.00 to $0.50 per share of Common Stock, to restrict the ability of the holder of shares issuable upon exercise of the amended warrants to sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares without the prior written consent of the Company for a period of ninety (90) days after the Expiration Date (the “Lock-Up Period”), and to provide that a holder, acting alone or with others, agrees not to effect any purchases or sales of any securities of the Company in any “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any type of direct and indirect stock pledges, forward sale contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) or similar arrangements, or sales or other transactions through non-U.S. broker dealers or foreign regulated brokers through the expiration of the Lock-Up Period. The Lock-Up Period will end on July 5, 2015.

Effective on or prior to April 6, 2015, the Company and the holders of (a) 1,475,010 PPO Warrants, that chose not to participate in the Offer to Amend and Exercise (“Non-Participating Original Warrants”), and (b) all 968,300 Broker Warrants, approved an amendment to remove the price-based anti-dilution provisions in their warrants. As a result, the price-based anti-dilution provisions contained in these Non-Participating Original Warrants and Broker Warrants have been removed and are of no further force or effect as of April 6, 2015.

The warrant agent for the Offer to Amend and Exercise was paid an aggregate commission of approximately $323,350 and was issued warrants to purchase an aggregate of 646,700 shares of our Common Stock at an exercise price of $0.50 per share for a term of five (5) years (“Warrant Agent Warrants”).

Certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,380 PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the consummation of the exercise and amendment of the PPO Warrants, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $2.00 per share to $1.79 per share (ii) 203,711 additional shares of Common Stock, and (iii) 203,711 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.79 per share..

Results of Operations

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014

Revenues

We have not generated any material revenues for the three months ended March 31, 2015 or 2014.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2015 and 2014 were $1,802,357 and $2,224,825, respectively. The decrease in total operating expenses of $422,468, or approximately 19%, was primarily related to the issuance of Common Stock to pre-Contribution shareholders in 2014 of approximately $1,379,631, offset by an increase in development operations of approximately $957,000 for CÜR Music in 2015. The increase in development was driven by an increase in employee compensation of approximately $409,000 relating to staffing increases from 14 to 23 employees, an increase in professional services of approximately $171,000 primarily related to label negotiations, an increase in marketing and advertising of approximately $153,000 for public relations, investor relations and fund raising, an increase in content cost of approximately $98,000 for licensing of content during development, an increase in other operating expenses of approximately $88,000, an increase in consultant expenses of approximately $54,000 due primarily to contracts for hiring developers, an increase in hosting expenses of $18,000, and an increase in depreciation expense of $9,000. These increases were partially offset by a decrease in non-cash compensation expense for stock and stock option issuances of approximately $44,000.

Research and Development Expenses

For the three months ended March 31, 2015 and 2014, research and development expenses were $1,409,971 and $662,331, respectively. Research and development expenses increased by $748,000, or approximately 113%, primarily due to an increase in employee wages associated with the application development of approximately $395,000, an increase in costs to create materials for business development of approximately $138,000, an increase in content costs of $98,000, an increase in consultant fees for application and business development of approximately $54,000, and an increase in other expenses for recruiting, travel, office and other expenses of approximately $60,000.

General and Administrative Expenses

For the three months ended March 31, 2015 and 2014, general and administrative expenses were $369,070 and $124,484, respectively. General and administrative expenses increased by $245,000, or approximately 196%, primarily due to an increase of $198,000 in professional expenses, legal and accounting fees, primarily related to the activities associated with the label negotiations, $14,000 in compensation, and $15,000 in marketing and investor relations development. General and administrative expenses include wages expenses, facilities and professional fees.

Stock based Compensation Expenses

For the three months ended March 31, 2015 and 2014, stock based compensation expenses were $13,226 and $1,436,781, respectively. Stock based compensation expenses decreased due to the grant of additional shares in 2014 to our pre-Contribution shareholders in connection with the 2014 PPO pursuant to a side sale agreement (the “PPO Side Sale Agreement”) as well as an increase in the forfeiture rate.

Other Income (Expense)

For the three months ended March 31, 2015 and 2014, other income (expense) was $2,347,938 and $38,713, respectively. Other income (expense) increased primarily due to change in fair value of the warrants issued in connection with the 2014 PPO as they contained terms that require derivative treatment and are marked-to-market each reporting period.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2015, cash and cash equivalents were approximately $1,445,230, as compared to $3,228,938 at December 31, 2014. The decrease of $1,783,708 was related to the development of CÜR Music.

As of March 31, 2015, we had a working capital deficit of $329,595. As of December 31, 2014, we had excess working capital of $904,359. The decrease of $574,764, or 64%, in working capital was attributable to a decrease in cash related to development, which was partially offset by the change in derivative liability associated with the outstanding warrants issued in connection with the 2014 PPO.

In January 2014, warrants to purchase 186,091 shares of Common Stock were exercised resulting in gross proceeds of $99,695.

We raised aggregate gross proceeds of approximately $9,680,000 in our 2014 PPO (before deducting placement agent fees and expenses of the 2014 PPO of approximately $1,529,000).

On April 6, 2015, we raised aggregate gross proceeds of approximately $3,234,000 in our Offer to Amend and Exercise (before deducting placement agent fees and expenses of the Offer to Amend and Exercise of approximately $410,000).

With the full proceeds from the 2014 PPO and Offer to Amend and Exercise, management believes we have sufficient capital to fund our research and development and related general and administrative expenses for less than 6 months of operations under our current business plan. Management believes we will need to raise additional capital prior to our planned launch of CÜR Music later in 2015.

In order to launch our music service, we have to complete the development of our backend systems, complete the user interface of CÜR Music, complete the development of our iOS, Android and web applications, complete Beta testing, complete formal contracts with major music labels including Universal, SONY and Warner, and enter into content licensing agreements with certain independent music labels, music publishers and publisher rights organizations. We are currently working on the user interface and user experience, and will continue to do so through launch. The cost of entering into content licensing agreements with major music labels, publisher rights organizations and publishers is expected to include legal and consulting fees in the range of $300,000 to $500,000 in total, not including advances or prepayments to the music labels. We have a team of software engineers, led by our Interim Chief Technology Officer, working on developing the technology platform, as well as the iOS and Android applications and the CÜR Music website. We have made significant progress in the development of CÜR Music’s applications and website.

Not including non-cash expenses and based on the capital that we raised in our 2014 PPO and Offer to Amend and Exercise, and the capital that we plan on raising prior to our planned launch, we expect to spend approximately $11.0 million on research and development, sales and marketing and general and administrative costs, for the time period since our 2014 PPO to complete the development of the CÜR Music. We expect to spend a total of approximately $7.1 million on research and development, including approximately $4.0 million spent in 2014, approximately $1.4 million spent in the first quarter of 2015, approximately $1.7 million to be spent in the second quarter of 2015 prior to our launch. We spent approximately $0.2 million in sales and marketing in 2014, and we expect to spend approximately $2.1 million more on sales and marketing in the first six months of 2015 as we head towards launch of CÜR Music. We expect to spend approximately $2.3 million on general and administrative costs, including approximately $1.2 million spent in 2014, approximately $0.4 million spent in the first quarter of 2015, and approximately $0.7 million to be spent in second quarter of 2015, prior to our launch. In addition to the aforementioned costs, we expect to pay up to $10.0 million dollars as prepayments in connection with the agreements that we plan to have with the major music labels, independent labels and publishers. We expect to spend approximately $15.0 million on research and development, sales and marketing and general and administrative costs in the second half of 2015.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,764,735 for the three months ended March 31, 2015, as compared to net cash used of $899,028 for the three months ended March 31, 2014. The increase of $865,707, or 96%, in net cash used in operations was primarily due to an decrease warrant liability valuation of $2,300,000 offset by a decrease of $1,426,691 driven by the issuance of shares associated with the PPO Side Sale Agreement.

Net Cash Used in Investing Activities

During the three months ended March 31, 2015 and 2014, we used $10,514 and $15,316, respectively, of cash in investing activities. The cash used in investing activities in the three months ended March 31, 2015 was for the purchase of computers and related hardware, software, other office equipment such as phones and tablets associated with additional staff and development and testing as well as the purchase of a trademark for CÜR.

Net Cash Provided by Financing Activities

During the three months ended 2014, we received $8,303,225 in proceeds from the sale of Common Stock and/or warrants of the Company. The proceeds we received during the three months ended March 31, 2014, were primarily related to the 2014 PPO. There were no proceeds from financing activities as of March 31, 2015. There were debt repayments of $8,459 and $156,187 in March 2015 and March 2014, respectively.

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

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our predecessor’s disclosure controls and procedures existing as of March 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2015, that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Stock Option Grants

Between March 31, 2015 and May 15, 2015, we issued an aggregate of 145,000 non-statutory stock options under our 2014 Equity Incentive Plan (“2014 Plan”) to employees of the Company at an exercise prices ranging between $0.66 per share and $0.74 per share, the closing sale prices of our Common Stock on the OTC Markets OTC marketplace on the dates of grant.

The issuances of the non-statutory stock options in connection with these transactions were exempt from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Appointment of Chief Content Officer

Effective as of April 6, 2015, we appointed Joseph LaPlante a/k/a Jay Clark as our Chief Content Officer. There are no arrangements or understandings between Mr. LaPlante and any other person pursuant to which he was appointed as an officer. In addition, there are no family relationships between Mr. LaPlante and any of our other officers or directors.

Joseph LaPlante a/k/a Jay Clark, 72, Chief Content Officer.

Mr. LaPlante joined our team in April 2015. Prior to joining CÜR, Mr. LaPlante founded Jay Clark Productions where he served many clients including MultiPlatform Media where he performed due diligence for terrestrial radio acquisitions and other clients since January 2009. From June 2010 through September 2012, he was the Chief Programming Officer of MultiPlatform Media Corp and Vice Chairman of the Board of Directors of MPM Capital Management in addition to his consulting company. Mr. LaPlante was the former Executive Vice President of Programming at Sirius Satellite Radio where he developed and innovated over 100 Sirius’ stations, creating a new media powerhouse and changing the face of radio from April 2002 to January 2008. Mr. LaPlante brings over 30 years of radio experience to CÜR Media working at many leading broadcast groups, including Infinity Broadcasting, ABC Radio Inc., Greater Media and Entercom. Mr. LaPlante is responsible for planning and building out a team at CÜR Media to execute on our genre category strategy, which includes curating music for our users.

In consideration for Mr. LaPlante’s services as our Chief Content Officer, we have agreed to pay him a base salary of $150,000 per annum. Upon launch of our CÜR Music music streaming service, Mr. LaPlante’s base salary will increase to $250,000 per annum. In addition, we agreed to grant to Mr. LaPlante, under the 2014 Plan, 10-year non-qualified stock options to purchase 50,000 shares of our Common Stock on his start date, and additional 10-year non-qualified stock options to purchase 75,000 shares of the our Common Stock upon launch of our CÜR Music music streaming service, which stock options shall (a) have an exercise price equal to the market price of our Common Stock on the OTCQB on the date of grant, (b) shall vest as to 25% of the underlying shares on the date which is one (1) year from the date of grant and, as to the remaining 75% of the underlying shares, pro rata, on a monthly basis, for the three (3) years thereafter, and (c) are subject to such other provisions as are contained in the 2014 Plan and in the our form of non-qualified stock option agreement. Mr. LaPlante will also be entitled to participate in the standard benefit package we provide to our employees. If Mr. LaPlante is terminated without cause, he will continue to receive his base salary for two (2) months following termination, and will continue to have health insurance premiums paid for twelve (12) months following termination.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

4.1	99d2	Form of Warrant Agent Warrant of the Registrant (1)
10.1	99d1	Warrant Agent Agreement, dated February 13, 2015, between the Registrant and Katalyst Securities LLC (1)
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith

(1) Filed with the Securities and Exchange Commission on March 9, 2015, as an exhibit, numbered as indicated above, to the Registrant's Schedule TO, dated March 9, 2015, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CÜR MEDIA, INC.

Dated: May 15, 2015	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

4.1	99d2	Form of Warrant Agent Warrant of the Registrant (1)
10.1	99d1	Warrant Agent Agreement, dated February 13, 2015, between the Registrant and Katalyst Securities LLC (1)
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith

(1) Filed with the Securities and Exchange Commission on March 9, 2015, as an exhibit, numbered as indicated above, to the Registrant's Schedule TO, dated March 9, 2015, which exhibit is incorporated herein by reference.

