Form 10-Q/A
period 2014-09-30
CUR MEDIA, INC.
filed 2015-05-26
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

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

EXPLANATORY NOTE

CÜR Media, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q”) to amend the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (the “Original 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2014, solely to modify the redacted portions of Exhibit 10.1 in response to a comment letter received from the SEC in connection with the Company’s confidential treatment request.

Except as described above, no other amendments are being made to the Original 10-Q. This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q, or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended 10-Q updated certifications executed as of the date of this Amended 10-Q by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31 .2 and 32.1/32.2 to this Amended 10-Q.

2

PART II – OTHER INFORMATION

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

3

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

10.1	*

Data License and Service Agreement, dated July 1, 2014, among the Company, Rovi Data Solutions and Veveo, Inc., as amended as of September 8, 2014 and September 18, 2014 (confidential portions have been omitted and filed separately with the SEC)

10.2	10.2	Distribution Agreement, dated November 13, 2014, between the Company and MusicNet, Inc. d/b/a MediaNet Digital, Inc. (confidential portions have been omitted and filed separately with the SEC) (1)
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	101.INS	XBRL Instance Document (1)
101.SCH	101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	101.SCH	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	101.SCH	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	101.SCH	XBRL Taxonomy Extension Presentation Linkbase Document (1)

___________

* Filed herewith

(1) Filed with the Securities and Exchange Commission on November 14, 2014, as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, which exhibit is incorporated herein by reference.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

CÜR MEDIA, INC.

Dated: May 26, 2015	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

5

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

10.1	*

Data License and Service Agreement, dated July 1, 2014, among the Company, Rovi Data Solutions and Veveo, Inc., as amended as of September 8, 2014 and September 18, 2014 (confidential portions have been omitted and filed separately with the SEC)

10.2	10.2	Distribution Agreement, dated November 13, 2014, between the Company and MusicNet, Inc. d/b/a MediaNet Digital, Inc. (confidential portions have been omitted and filed separately with the SEC) (1)
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	101.INS	XBRL Instance Document (1)
101.SCH	101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

____________

* Filed herewith

(1) Filed with the Securities and Exchange Commission on November 14, 2014, as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, which exhibit is incorporated herein by reference.

6