Form 10-Q
period 2015-06-30
CUR MEDIA, INC.
filed 2015-08-14
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of August 14, 2015, there were 31,720,247 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding.

CÜR MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas;

•	Our ability to attract and retain management with experience in digital media including digital music streaming, and similar emerging technologies;

•	Our ability to negotiate an economically feasible agreement with the major and independent music labels, publishers and publisher rights organizations;

•	Our expectations regarding market acceptance of our products in general, and our ability to penetrate the digital music streaming market in particular;

•	The scope, validity and enforceability of our third party intellectual property rights;

•	Our ability to comply with governmental regulation;

•	Our ability to raise capital when needed and on acceptable terms and conditions; and

•	The intensity of competition.

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 31, 2015 (“Annual Report”), as updated in subsequent filings we have made with the SEC. The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report, as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,980,515	$3,228,938
Prepaid Expenses	85,197	166,140
Other Current Assets	3,000	3,000
TOTAL CURRENT ASSETS	2,068,712	3,398,078

Property and Equipment, net	44,750	44,212

TOTAL ASSETS	$2,113,462	$3,442,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILIITES
Accounts Payable	$650,495	$379,880
Accrued Liabilities and Other Current Liabilities	43,791	96,706
Note Payable, Short-Term	25,944	25,622
Derivative Liability	755,372	3,800,229
TOTAL CURRENT LIABILITIES	1,475,602	4,302,437

Notes Payable, Long-Term	22,012	37,180

TOTAL LIABILITIES	1,497,614	4,339,617

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of June 30, 2015 or December 31, 2014)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 31,720,247 and 24,929,363 issued at June 30, 2015 and December 31, 2014, respectively and 32,001,442 and 25,198,456 outstanding at June 30, 2015 and December 31, 2014, respectively)	3,171	2,493
Additional Paid-In-Capital	10,118,347	5,297,635
Accumulated Deficit	(9,505,670)	(6,197,455)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	615,848	(897,327)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$2,113,462	$3,442,290

See accompanying notes to condensed consolidated financial statements.

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Research and Development	2,156,198	955,112	3,566,169	1,617,443
General and Administrative	454,953	308,852	824,023	433,335
Stock based Compensation	160,579	76,512	173,805	1,513,293
Depreciation and amortization	6,970	6,263	17,060	7,492

TOTAL OPERATING EXPENSES	2,778,700	1,346,739	4,581,057	3,571,563
		`
OTHER INCOME (EXPENSE)
Interest Expense	(1,490)	(496)	(1,890)	(4,834)
Interest Income	2,657	1,440	4,844	2,554
Extinguishment of Derivative Liabilities	(464,686)	-	(464,686)	-
Change in Fair Value of Derivative Liabilities	(611,577)	439,963	1,734,574	481,900

TOTAL OTHER INCOME (EXPENSE)	(1,075,096)	440,907	1,272,842	479,620

NET LOSS	$(3,853,796)	$(905,832)	$(3,308,215)	$(3,091,943)

Basic and diluted net loss per share	$(0.12)	$(0.04)	$(0.12)	$(0.15)

Weighted average number of shares outstanding basic and diluted	31,590,398	24,803,146	28,402,796	21,163,471

See accompanying notes to condensed consolidated financial statements.

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,308,215)	$(3,091,943)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	17,060	7,492
Non-cash stock compensation expense	173,805	1,513,293
Share based consulting services	53,250	-
Change in Fair Value of Derivative Liability	(1,734,574)	(481,900)
Loss on Extinguishment of Derivative Liabilities	464,686	-
Changes in assets and liabilities
Prepaid Expenses	80,943	16,839
Accounts Payable	270,615	38,386
Accrued Liabilities and Other Current Liabilities	(52,915)	(151,165)
Net cash used in operating activities	(4,035,345)	(2,148,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(17,598)	(50,742)
Net cash used in investing activities	(17,598)	(50,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(14,846)	(164,486)
Proceeds from exercise of warrants and options	2,819,366	8,303,225
Net cash provided by financing activities	2,804,520	8,138,739

NET INCREASE (DECREASE) IN CASH	(1,248,423)	5,938,999

CASH, BEGINNING OF PERIOD	3,228,938	-

CASH, END OF THE PERIOD	$1,980,515	$5,938,999

Supplemental Disclosure of Non-Cash Financing:

Reclassification of derivative liabilities to equity	$1,378,374	$-

See accompanying notes to condensed consolidated financial statements.

CÜR MEDIA, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

(unaudited)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2015	24,929,363	2,493	5,297,635	(6,197,455)	(897,327)

Issuance of Common Stock for consulting services	25,000	2	24,998		25,000
Issuance of Common Stock for recruiting services	44,699	4	28,246		28,250
Issuance of Common Stock for warrant exercise	6,467,004	647	4,202,905		4,203,552
Issuance of Common Stock from Offer to Exercise and Amend	203,716	20	132,392		132,412
Issuance of Broker Warrants from Offer to Exercise and Amend			256,149		256,149
Issuance of Common Stock for option exercise	50,465	5	2,217		2,222
Stock Compensation Expense			173,805		173,805
Net Loss				(3,308,215)	(3,308,215)

Balance, June 30, 2015	31,720,247	$3,171	$10,118,347	$(9,505,670)	$615,848

See accompanying notes to condensed consolidated financial statements.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014

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

The financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of the Company's management, the financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's consolidated financial position for the periods presented.

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which the Company filed with the SEC on March 31, 2015 (“Annual Report”), as updated in subsequent filings the Company has made with the SEC.

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

Earnings Per Share

Basic earnings per share ("EPS") is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock plus the effect of dilutive potential common shares from outstanding stock options during the period using the treasury stock method. At June 30, 2015 and 2014, the number of shares underlying options and warrants that were anti-dilutive was approximately 8,903,062 shares and 14,406,038 shares, respectively.

 Note 2 – Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred net operating losses since inception including a net operating loss of $3,308,215 in the six months ending June 30, 2015. The Company is currently developing CÜR Music, a hybrid internet radio and on-demand music streaming service and has not generated material revenue from operations and anticipates needing additional capital prior to launching CÜR Music to execute the current operating plan. These factors raise a substantial doubt about the Company’s ability to continue as a going concern.

The Company initiated an offer to amend and exercise warrants to purchase an aggregate of 9,680,355 shares of the Company’s Common Stock on March 9, 2015. In connection with the offer to amend and exercise, which closed on April 6, 2015, the Company received gross proceeds in the amount of $3,233,502 (before deducting placement agent fees and expenses of the offer to amend and exercise of approximately $417,000) (See Note 5). In addition, based on management projections, the Company contemplates raising an additional $15-20 million concurrent with the planned launch of CÜR Music to implement the business plan, market CÜR Music, provide content license costs, and for general working capital. Fundraising discussions have started, however no specific terms have been set. The Company plans to launch its CÜR Music’s streaming product and platform later in 2015.

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

A description of some of the risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in the Company’s Annual Report, as updated in subsequent filings we have made with the SEC. The risks and uncertainties described under “Risk Factors” are not exhaustive.

Note 4 - Debt Instruments

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Commencing on the thirteenth month following the loan date and continuing on the first day of each month thereafter principal and interest shall be payable in 48 equal, consecutive monthly installments. The full principal and all accrued interest are due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of June 30, 2015 and December 31, 2014, the Company had $22,012 and $37,180 in principal recorded as Note Payable in the long-term sections of the Company’s balance sheet, respectively and $25,944 and $25,622 in notes payable short-term, respectively.

Note 5 – Derivative Liabilities

The Investor and Broker Warrants issued by the Company, and described in Note 7, qualified for derivative classification due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the Company’s private placement offerings, which closed on January 28, 2014, March 14, 2014, and March 28, 2014 (the “2014 PPO”).

In addition to the PPO Warrants, the Company has outstanding Broker Warrants to purchase an aggregate of 968,034 shares of the Company’s Common Stock comprised of warrants issued to the placement agent and its sub-agents in the Company’s 2014 PPO.

On March 9, 2015, the Company commenced an offer to amend and exercise the 2014 PPO Warrants to purchase an aggregate of 9,680,355 shares of its Common Stock and Broker Warrants to purchase an aggregate of 968,034 shares of its Common Stock (the “Offer to Amend and Exercise”).

Pursuant to the Offer to Amend and Exercise, for those who elected to participate, the PPO Warrants would be amended (the “Amended Warrants” ) to: (i) reduce the exercise price of the PPO Warrants from $2.00 per share to $0.50 per share of Common Stock in cash, (ii) shorten the exercise period so that the Amended Warrants would expire concurrently with the expiration of the Offer to Amend and Exercise on April 6, 2015 (the “Expiration Date”), and (iii) eliminate the anti-dilution provisions contained in the PPO Warrants,

Regardless of whether a holder chose to participate in the Offer to Amend and Exercise, the holders were asked to consent to the amendment to the PPO Warrants to remove the anti-dilution provisions contained in the outstanding PPO Warrants (the “Anti-Dilution Amendment”).

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

On April 6, 2015, the Company consummated the Offer to Amend and Exercise the PPO Warrants. Pursuant to the Offer to Amend and Exercise, PPO Warrants to purchase an aggregate of 6,467,004 shares of Common Stock at an exercise price of $0.50 per share were tendered by their holders and were amended and exercised in connection therewith for gross proceeds to the Company of $3,233,502 (before deducting placement agent fees and expenses of the Offer to Amend and Exercise of approximately $417,000).

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

Certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,355 original PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the consummation of the Offer to Amend and Exercise the PPO Warrants, the anti-dilution provisions were triggered and the non-participating warrant holders received (i) a reduction in the price of their PPO Warrants from $2.00 per share to $1.79 per share, (ii) 203,716 additional shares of Common Stock, and (iii) 203,716 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.79 per share with terms identical to those of the original PPO warrants.

The Company revalued the PPO Warrants and Broker Warrants on April 6, 2015, immediately prior to the Tender Offer, which resulted in a change in fair value recorded in other income (expense) in the condensed consolidated statement of operations. The Company applied extinguishment accounting and calculated the fair value of the consideration provided to extinguish the derivative liabilities including the modification of the warrants which resulted in a loss on extinguishment of derivative liabilities aggregating $464,686 which is included in other income (expenses) on the condensed consolidated statement of operations.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended June 30, 2015.

June 30, 2015

Balance at the beginning of year	$3,800,229

Addition of new derivative liabilities	68,091

Change in fair value of warrants	(1,734,574)

Extinguishment of derivative liabilities	(1,378,374)

Balance at the end of the period	$755,372

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s Common Stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The weighted average per-share fair value of each Common Stock warrant of $0.357, $0.164 and $0.389 was determined at December 31, 2014, April 6, 2015 and June 30, 2015, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2014	65.70%	1.65%	0%	4.15
At April 6, 2015	65.22%	1.37%	0%	4.00
At June 30, 2015	110.08%	1.63%	0%	3.78

Note 6 – Common Stock

Prior to the Contribution (defined above), the Company raised $61,526 by issuing 209,755 shares of the Company’s Common Stock at a price per share of $0.29. Additionally, on January 17, 2014 the Company issued 186,091 shares of Common Stock for proceeds of $99,694 in connection with the exercise of warrants.

As a result of the three closings of the 2014 PPO on January 28, March 14, and March 28, 2014, a total of 9,680,355 shares of Common Stock were issued. Proceeds were received of approximately $9,680,000, before deducting placement agent fees and expenses of the 2014 PPO of approximately $1,500,000. PPO Warrants were issued that entitled their holders to purchase 9,680,355 shares of the Company’s Common Stock, with a term of five years and an exercise price of $2.00 per share and Broker Warrants were issued that entitled their holders to purchase 968,034 shares of the Company’s Common Stock, with a term of five years and an exercise price of $1.00 per share. See Note 5 for a discussion on modification of the warrants under the tender offer.

As discussed in Note 5, certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,355 original PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the consummation of the Offer to Amend and Exercise the PPO Warrants, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $2.00 per share to $1.79 per share, (ii) 203,716 additional shares of Common Stock, and (iii) 203,716 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.79 per share.

Prior to the Contribution, eleven stockholders of the Company (“Pre-Contribution Transaction Stockholders”), entered into an agreement with the Company (“Side Sale Agreement”) pursuant to which they agreed to cancel a portion of their shares after the initial closing of the 2014 PPO such that the aggregate number of shares they collectively held following such cancellation would be equal to 19.9% of the total outstanding shares of the Company’s Common Stock. Subsequent to the initial closing of the 2014 PPO, approximately 715,280 shares were cancelled in connection with the Side Sale Agreement. Terms included in the Side Sale Agreement discussed the issuance of additional shares to the Pre-Contribution Transaction Stockholders in the event there were additional closings of the 2014 PPO following the initial closing so as to maintain their 19.9% Common Stock ownership position, in the aggregate. As a result of the second and third closings of the 2014 PPO, an aggregate of approximately 1,379,631 restricted shares of Common Stock were issued to the Pre-Contribution Transaction Stockholders (the “Adjustment Shares”). The Company recorded $1,379,631 of stock based compensation expense during the six months ended June 30, 2014 in connection with the issuance of the Adjustment Shares with a fair value per share of $1.00.

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

On December 17, 2014 the Company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for advisory services. Pursuant to the services agreement the Company was obligated to issue 100,000 shares of restricted Common Stock in prepayment of services to be provided under the agreement. These shares were issued on December 17, 2014 at a fair value of $1.00 per share. Approximately $42,000 of the expense is considered a prepaid expense on the balance sheet of the Company at June 30, 2015.

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

On December 29, 2014 the company entered into a contract with an executive recruiter pursuant to which the Company was obligated to issue shares in connection with the identification and subsequent employment of a candidate into an executive position. The Company was obligated to issue shares of restricted Common Stock equivalent to $28,250. On March 30, 2015, 44,699 shares of restricted Common Stock were issued at a 10-day weighted average value of $0.63 per share.

Note 7 – Common Stock Warrants

Concurrent with the closings of the Contribution and the 2014 PPO, discussed above, the Company issued PPO Warrants with respect to an aggregate of 9,680,355 underlying common shares to the investors in the 2014 PPO. Each PPO Warrant has a term of five years to purchase one share of Common Stock at $2.00 per share. The PPO Warrants had weighted average anti-dilution and price protection, and a cashless exercise provision, which were subject to customary exceptions.

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

On April 6, 2015, the Company consummated the Offer to Amend and Exercise the PPO Warrants. Pursuant to the Offer to Amend and Exercise, PPO Warrants to purchase an aggregate of 6,467,004 shares of Common Stock at an exercise price of $0.50 per share were tendered by their holders and were amended and exercised in connection therewith for gross proceeds to the Company of $3,233,502 (before deducting placement agent fees and expenses of the Offer to Amend and Exercise of approximately $417,000).

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

As discussed in Note 5, certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,355 original PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the consummation of the Offer to Amend and Exercise the PPO Warrants, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $2.00 per share to $1.79 per share, (ii) 203,716 additional shares of Common Stock, and (iii) 203,716 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.79 per share.

Common Stock warrant activity during the six months ended June 30, 2015 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2014	10,648,389	$1.91
Granted	850,416	0.81
Cancelled/Forfeited	-	-
Exercised	(6,467,004)	0.50
Balance as of June 30, 2015	5,031,801	$1.53

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s Common Stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The weighted average per-share fair value of each Common Stock warrant of $0.425 was determined on the date of grant using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	67.62%	1.59%	00%	5.00

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

Stock Options

Option activity during the six months ended June 30, 2015 was as follows:

	Options Outstanding
	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of January 1, 2015	3,663,095	$0.69	7.7
Granted	305,000	$0.68
Cancelled/Forfeited	(46,369)	$1.00
Exercised	(50,465)	$0.04
Repurchased	-
Balance as of June 30, 2015	3,871,261	$0.70	7.6
Exercisable June 30, 2015	1,665,564	$0.50

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $0.48 for options granted for the six months ended June 30, 2015. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

Six Months Ended June 30, 2015
Exercise Price	$0.68
Expected life (years)	6.00
Risk-free interest rate	1.52%
Expected volatility	88.05%
Expected dividend yield	0%

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

Stock-based Compensation Expense

As of June 30, 2015, total compensation cost related to stock options granted, but not yet recognized, was $796,512 which the Company expects to recognize over a weighted-average period of approximately 1.50 years. Stock-based compensation expenses related to all employee and non-employee stock-based awards were $173,805 and $133,662 for the six months ended June 30, 2015 and 2014, respectively.

Restricted Stock Awards

The Company has issued restricted stock awards with respect to 316,331 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2014 and June 30, 2015, 269,093 and 281,195 restricted common shares were outstanding but not yet issued under these awards, respectively. The Company is obligated to issue these awards upon request by the holder of the award. During each of the six month periods ended June 30, 2015 and 2014, the Company recorded stock based compensation of $559 and $919, respectively. As of June 30, 2015, unrecognized stock based compensation expense related to restricted stock awards granted, but not yet vested was $315 which the Company expects to recognize over a weighted average period of less than one year.

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

Expenses related to the Rovi agreement for the six months ended June 30, 2015 were approximately $310,000.

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

Expenses related to the Zuora agreement for the six months ended June 30, 2015, were approximately $56,000.

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

Expenses related to the MediaNet agreement for the six months ended June 30, 2015 were approximately $53,000.

Minimum payments related to the previously described contracts is summarized as follows:

Twelve Months Ended June 30,	Total

2016	$759,412	*

2017	830,364	*

2018	848,435	*
	$2,438,211

* Additional contract terms include per subscriber, stream or percentage of revenue charges which are not reflected in this table.

Note 10 – Subsequent Events

Board Approval of Stock Split

On May 26, 2015 the Board of Directors approved and authorized the Company to effect a reverse stock split (the “Reverse Stock Split”) at a ratio of not less than 1-for-5 and not more than 1-for-15 (the “Reverse Split Ratio”), the exact Reverse Split Ratio for the Reverse Stock Split to be determined by the Board in its sole discretion based upon the market price of the Company’s Common Stock on the date of such determination, and with such Reverse Stock Split to be effective at such time and date, if at all, as determined by the Board in its sole discretion, it being understood that the sole purpose of such Reverse Stock Split is to attempt to obtain a listing on Nasdaq or the NYSE. At a Special Meeting of Stockholders held August 11, 2015, the Company’s stockholders approved a proposal to give the Board discretion to effect the Reverse Stock Split within the Reverse Split Ratio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report, as updated in subsequent filings we have made with the SEC, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

The audited financial statements for our fiscal year ended December 31, 2014,contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

On April 6, 2015, we consummated an offer to amend and exercise the PPO Warrants (the “Offer to Amend and Exercise Warrants”). The PPO Warrants of holders who elected to participate in the Offer to Amend and Exercise Warrants were amended to, among other things, remove the price-based anti-dilution provisions contained therein and reduce the exercise price from $2.00 to $0.50 per share of Common Stock. Pursuant to the Offer to Amend and Exercise Warrants, an aggregate of 6,467,004 PPO Warrants were amended and exercised by their holders, for gross proceeds of approximately $3,234,000 (before deducting warrant agent fees and expenses of the Offer to Amend and Exercise estimated at approximately $417,000).

Effective on or prior to April 6, 2015, the Company and the holders of (a) 1,475,010 PPO Warrants, that chose not to participate in the Offer to Amend and Exercise Warrants (“Non-Participating Original Warrants”), and (b) all 968,300 Broker Warrants, approved an amendment to remove the price-based anti-dilution provisions in their warrants. As a result, the price-based anti-dilution provisions contained in these Non-Participating Original Warrants and Broker Warrants have been removed and are of no further force or effect as of April 6, 2015.

The warrant agent for the Offer to Amend and Exercise Warrants was paid an aggregate commission of approximately $323,350 and was issued warrants to purchase an aggregate of 646,700 shares of our Common Stock at an exercise price of $0.50 per share for a term of five (5) years (“Warrant Agent Warrants”).

Certain securities we issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, we issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,344 PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the consummation of the exercise and amendment of the PPO Warrants, the anti-dilution provisions were triggered and the non-participating warrant holders received (i) 203,716 additional shares of Common Stock (ii) a reduction in the price of their PPO Warrants from $2.00 per share to $1.79 per share, and (iii) 203,716 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.79 per share.

As of June 30, 2015, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any revenues from our planned principal operations.

Our Strategy

Our CÜR Music product is a new streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on web and mobile devices. CÜR Music will target consumers who are seeking a more comprehensive music streaming service than current free, ad-supported music streaming products. We believe that the CÜR Music product will include a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, with a limited on-demand offering, and will include a social toolset that enables consumers to curate certain aspects their playlists.

In addition to revenue from subscriptions, our business plan includes a second revenue stream of personalized advertising, which will not interrupt a stream, but will target a user’s listening habits. The advertising may be in the form of, display ads, email and text messages. Our business plan further includes a third revenue stream from the sale of music, concert tickets and merchandise through our music streaming service, to be tailored to each listeners taste based on prior listening trends. We plan to sell music downloads and sales of concert tickets and merchandise subsequent to launch.

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

We plan to launch our CÜR’s music streaming product and platform later in 2015.

Recent Developments

On May 26, 2015 the Board of Directors approved and authorized the Company to effect a reverse stock split (the “Reverse Stock Split”) at a ratio of not less than 1-for-5 and not more than 1-for-15 (the “Reverse Split Ratio”), the exact Reverse Split Ratio for the Reverse Stock Split to be determined by the Board in its sole discretion based upon the market price of the Company’s Common Stock on the date of such determination, and with such Reverse Stock Split to be effective at such time and date, if at all, as determined by the Board in its sole discretion, it being understood that the sole purpose of such Reverse Stock Split is to attempt to obtain a listing on Nasdaq or the NYSE. At a Special Meeting of Stockholders held August 11, 2015, the Company’s stockholders approved a proposal to give the Board discretion to effect the Reverse Stock Split within the Reverse Split Ratio.

Results of Operations

Three Month Period Ended June 30, 2015 Compared to Three Month Period Ended June 30, 2014

Revenues

We have not generated any material revenues for the three months ended June 30, 2015 or 2014.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2015 and 2014 were $2,778,700 and $1,346,739, respectively. The increase in total operating expenses of $1,432,000, or approximately 106%, was primarily related to an increase in research and development of $1,201,000. The increase in development was driven by an increase in employee compensation for the software development team of approximately $550,000 relating to staffing increases from 14 to 26 employees, an increase in the cost associated with music content of approximately $250,000, an increase in consulting services of approximately $200,000 primarily related to development of the backend support and user experience development, and an increase in marketing and advertising and other expenses of approximately $150,000. In addition, general and administrative expenses increased by approximately $146,000, driven by an increase of approximately $124,000 for legal, accounting and investor relations related to label negotiations, investor relations and fund raising. Non-cash compensation expense for stock and stock option issuances of increased by approximately $84,000.

Research and Development Expenses

For the three months ended June 30, 2015 and 2014, research and development expenses were $2,156,198 and $955,112, respectively. Research and development expenses increased by $1,201,000, or approximately 126%, primarily due to an increase in employee wages associated with the application development of approximately $550,000, an increase in content costs of $250,000, an increase in consultant fees for application and back-end development of approximately $200,000, an increase in other expenses for marketing and other expenses of approximately $150,000 and an increase in hosting of approximately $50,000.

General and Administrative Expenses

For the three months ended June 30, 2015 and 2014, general and administrative expenses were $454,953 and $308,852, respectively. General and administrative expenses increased by $146,000, or approximately 47%, primarily due to an increase of $124,000 in professional expenses, legal and accounting fees, primarily related to the activities associated with the label negotiations, fundraising, filing fees. General and administrative expenses include wages expenses, facilities and professional fees.

Stock based Compensation Expenses

For the three months ended June 30, 2015 and 2014, stock based compensation expenses were $160,579 and $76,512, respectively. Stock based compensation expenses increased due to the increase in options granted year over year and the associated expense to be recognized on those grants.

Other Income (Expense)

For the three months ended June 30, 2015 and 2014, other income (expense) was $(1,075,096) and $440,907, respectively. Other income (expense) decreased primarily due to a decrease in the stock price at the revaluation of the PPO Warrants immediately prior to the Tender Offer which resulted in a change in fair value recorded in other income of approximately $1.3 million. In addition, the 2014 PPO warrants remaining with anti-dilution provisions subsequent to the close of the Offer to Exercise and Amend were require periodic market adjustment. Partially offsetting the derivative adjustments were expenses of approximately $465,000 to recognize costs associated with the issuance of additional warrants and stock to non-participating warrant holders, issuance of warrants to broker agents and reflect effect of the price-protection from the Offer to Exercise and Amend transaction.

Six Month Period Ended June 30, 2015 Compared to Six Month Period Ended June 30, 2014

Revenues

We have not generated any material revenues for the six months ended June 30, 2015 or 2014.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2015 and 2014 were $4,581,057 and $3,571,563, respectively. The increase in total operating expenses of $1,009,000, or approximately 28%, was primarily related to the issuance of Common Stock to pre-Contribution shareholders in 2014 of approximately $1,379,631, offset by an increase in development operations and general and administrative expenses of approximately $1,949,000 and $391,000, respectively, for CÜR Music in 2015. The increase in development and general and administrative was driven by an increase in employee compensation of approximately $970,000 relating to staffing increases from 14 to 26 employees, an increase in professional fees of $265,000 and consulting services of approximately $236,000 primarily related to legal, investor relations, fund raising and back-end and user experience development, an increase in marketing and business development of approximately $210,000 for public relations, investor relations and fund raising, an increase in content cost of approximately $353,000 for licensing of content during development, and an increase in other operating expenses of approximately $141,000. Subscription services and recruiting increased by approximately $112,000.

Research and Development Expenses

For the six months ended June 30, 2015 and 2014, research and development expenses were $3,566,169 and $1,617,443, respectively. Research and development expenses increased by $1,949,000, or approximately 120%, primarily due to an increase in employee wages associated with the application development of approximately $940,000, an increase in costs for business development of approximately $211,000, an increase in content costs of $353,000, an increase in consultant fees for application and business development of approximately $236,000, and an increase in other expenses for recruiting, travel, office and other expenses of approximately $142,000.

General and Administrative Expenses

For the six months ended June 30, 2015 and 2014, general and administrative expenses were $824,023 and $433,335, respectively. General and administrative expenses increased by $391,000, or approximately 90%, primarily due to an increase of $265,000 in professional expenses, legal and accounting fees, primarily related to the activities associated with the label negotiations, filing and fund raising, $33,000 in compensation, and $112,000 for subscription contract costs and recruiting. General and administrative expenses include wages expenses, facilities and professional fees.

Stock based Compensation Expenses

For the six months ended June 30, 2015 and 2014, stock based compensation expenses were $173,805 and $1,513,293, respectively. Stock based compensation expenses decreased due to the grant of additional shares in 2014 to our pre-Contribution shareholders in connection with the 2014 PPO pursuant to a side sale agreement (the “PPO Side Sale Agreement”) as well as an increase in the forfeiture rate.

Other Income (Expense)

For the six months ended June 30, 2015 and 2014, other income (expense) was $1,272,842 and $479,620, respectively. Other income (expense) increased primarily due to the decrease in the stock price in the first quarter of 2015 which resulted in a gain on mark to market of the derivative liability. In addition, the revaluation of the PPO Warrants immediately prior to the Tender Offer resulted in a change in fair value recorded in other income. The mark to market adjustments were partially offset by loss on extinguishment of the derivative liabilities.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2015, cash and cash equivalents were approximately $1,980,515, as compared to $3,228,938 at December 31, 2014. The decrease of $1,248,423 was related to the development of CÜR Music of approximately $4,035,000 offset by an increase in cash from the warrant exercises of $2,819,000.

As of June 30, 2015, we had excess working capital of $593,000. As of December 31, 2014, we had a working capital deficit of $904,359. The increase of $1,500,000, or 166%, in working capital was attributable to a decrease in cash related to development, which was offset by the change in derivative liability associated with the reduction in outstanding warrants issued in connection with the 2014 PPO that contained anti-dilution and price-protection provisions.

In January 2014, warrants to purchase 186,091 shares of Common Stock were exercised resulting in gross proceeds of $99,695.

We raised aggregate gross proceeds of approximately $9,680,000 in our 2014 PPO (before deducting placement agent fees and expenses of the 2014 PPO of approximately $1,529,000).

On April 6, 2015, we raised aggregate gross proceeds of approximately $3,234,000 in our Offer to Amend and Exercise Warrants (before deducting placement agent fees and expenses of the Offer to Amend and Exercise of approximately $417,000).

We currently do not have sufficient cash on hand to support our operations for the next twelve months and we will need to raise additional capital prior to our planned launch of CÜR Music later in 2015.

In order to launch our music service, we have to complete the development of our backend systems, complete the user interface of CÜR Music, complete the development of our iOS, Android and web applications, complete Beta testing, complete formal contracts with major music labels including Universal, SONY and Warner, and enter into content licensing agreements with certain independent music labels, music publishers and publisher rights organizations. We are currently working on the user interface and user experience of CÜR’s iPhone, iPad and Android applications, our website, and our backend systems, and will continue to do so through launch. The cost of entering into content licensing agreements with major music labels, publisher rights organizations and publishers is expected to include legal and consulting fees as well as advances or prepayments to content providers. We have a team of software engineers, led by our Chief Technology Officer and Chief Operating Officer, working on developing the technology platform, as well as the iOS and Android applications and the CÜR Music website. We have made significant progress in the development of CÜR Music’s applications, website and backend systems, and our Beta testing is underway with approximately 500 testers. Our Chief Marketing Officer is developing the marketing strategy for the launch of CÜR.

Not including non-cash expenses, we expect to spend approximately $12.4 million on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, for the time period since our 2014 PPO in January 2014 through the third quarter of 2015. We expect to spend a total of approximately $7.2 million on research and development prior to our launch. In addition, we expect to spend approximately $1.6 million in sales and marketing as we head towards launch of CÜR Music. We expect to spend approximately $3.6 million on general and administrative costs prior to our launch. In addition to the aforementioned costs, we expect to pay up to $10.0 million dollars as prepayments in connection with the agreements that we plan to have with the major music labels, independent labels and publishers. Of the $12.4 million we anticipate spending to bring CÜR Music to market, $10 million, or approximately 80 percent, was expensed through June 30, 2015. The remaining $2.4 million anticipated cost of development, sales and marketing and general and administrative costs will be incurred in the third quarter of this year.

We plan to bring CÜR Music to market later in 2015. We contemplate raising an additional $15-$20 million in conjunction with the planned launch of CÜR Music, to implement our business plan, market CÜR Music, provide content license costs, and for general working capital. This fundraising has not yet begun, and no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $4,035,346 for the six months ended June 30, 2015, as compared to net cash used of $2,148,998 for the six months ended June 30, 2014. The increase of $1,886,000, or 88%, in net cash used in operations was primarily due to a decrease in the warrant liability of $1,253,000, a decrease of $1,339,000 in non-cash compensation resulting from the issuance of shares associated with the PPO Side Sale Agreement in 2014 offset by charges associated with the extinguishment of the warrants of $465,000, and changes to working capital of $299,000.

Net Cash Used in Investing Activities

During the six months ended June 30, 2015 and 2014, we used $17,596 and $50,742, respectively, of cash in investing activities. The cash used in investing activities in the six months ended June 30, 2015 was for the purchase of computers and related hardware, software, other office equipment such as phones and tablets associated with additional staff and development and testing as well as the purchase of a trademark for CÜR.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2015, we received $2,819,000 in net proceeds from the sale of Common Stock. Approximately $2,817,000 was received in connection with the Offer to Amend and Exercise Warrants. The remaining proceeds resulted from the exercise of options granted through the Employee Incentive Program. During the six months ended June 30, 2014, we received $8,303,225 in proceeds from the sale of Common Stock and/or warrants of the Company in the 2014 PPO. There were debt repayments of $14,846 and $164,486 in the six months ended June 30, 2015 and 2014, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer), and Kelly Sardo, our Chief Financial Officer and Treasurer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer), and Kelly Sardo, our Chief Financial Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our predecessor’s disclosure controls and procedures existing as of June 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer), and Kelly Sardo, our Chief Financial Officer and Treasurer (Principal Financial Officer), concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2015, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Warrant Tender Offer

On April 6, 2015, we consummated our Offer to Amend and Exercise Warrants. The PPO Warrants of holders who elected to participate in the Offer to Amend and Exercise were amended to, among other things, remove the price-based anti-dilution provisions contained therein and reduce the exercise price from $2.00 to $0.50 per share of Common Stock. Pursuant to the Offer to Amend and Exercise, an aggregate of 6,467,004 PPO Warrants were amended and exercised by their holders, for gross proceeds of approximately $3,233,500 (before deducting warrant agent fees and expenses of the Offer to Amend and Exercise estimated at approximately $417,000).

Effective on or prior to April 6, 2015, the Company and the holders of 1,475,010 Non-Participating Original Warrants, and (b) all 968,300 Broker Warrants, approved an amendment to remove the price-based anti-dilution provisions in their warrants. As a result, the price-based anti-dilution provisions contained in these Non-Participating Original Warrants and Broker Warrants have been removed and are of no further force or effect as of April 6, 2015.

The warrant agent for the Offer to Amend and Exercise was paid an aggregate commission of approximately $323,350 and was issued Warrant Agent Warrants to purchase an aggregate of 646,700 shares of our Common Stock at an exercise price of $0.50 per share for a term of five (5) years.

Certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,344 PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the consummation of the exercise and amendment of the PPO Warrants, the anti-dilution provisions were triggered and the non-participating warrant holders received (i) a reduction in the price of their PPO Warrants from $2.00 per share to $1.79 per share (ii) 203,716 additional shares of Common Stock, and (iii) 203,716 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.79 per share.

The Offer to Amend and Exercise, and the issuance of the shares of Common Stock and warrants in connection therewith, were exempt from registration under Section 4(a)(2) of the Securities Act, in reliance upon the exemptions provided by Rule 506 of Regulation D and/or Regulation S promulgated by the SEC thereunder.

Issuance of Shares to a Consultant

As of March 30, 2015, in consideration for services provided pursuant to a consulting agreement, we issued 44,699 shares of our Common Stock to a consultant, which were valued at an aggregate of $28,250.

The issuance of the shares of Common Stock in connection with this transaction was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Issuance of Shares in connection with Exercises of Stock Options

As of June 11, 2015, non-statutory stock options to purchase 45,369 and 5,096 shares of our Common Stock, which were issued under our 2014 Equity Incentive Plan, were exercised by their holder at per share exercise prices of $0.04 and $0.08, respectively.

The issuance of the shares of Common Stock in connection with this transaction was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Stock Option Grants

Between May 16, 2015 and August 14, 2015, we issued an aggregate of 10,000 non-statutory stock options under our 2014 Equity Incentive Plan (“2014 Plan”) to employees of the Company at an exercise prices of $0.65 per share, the closing sale prices of our Common Stock on the OTC Markets OTC marketplace on the dates of grant.

The issuances of the non-statutory stock options in connection with these transactions were exempt from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Reverse Stock Split

On May 26, 2015, our Board adopted an amendment to Article IV of our amended and restated certificate of incorporation (the “Certificate of Amendment”) effecting a reverse split of our Common Stock (the “Reverse Split”) at a ratio of not less than one-for-five and not more than one-for-fifteen (the “Reverse Split Ratio”), with such ratio to be determined by the Board and in its sole discretion, with such Reverse Split to be effected at such time and date, if at all, as determined by the Board in its sole discretion.

If the Board determines to effect the Reverse Split, the intent is to increase the stock price of our Common Stock, which is currently trading on the OTCQB marketplace, to a level sufficiently above the minimum bid price requirement that is required for initial listing on either The Nasdaq Capital Market or the NYSE MKT (each, an “Exchange”) such that the Board, in its sole discretion, may apply for initial listing on one of the Exchanges, at such time as we otherwise meet the other quantitative and qualitative requirements for listing. Upon determination by the Board that it will pursue listing on one of the Exchanges (and we otherwise meet the listing criteria) and the stock price of our Common Stock is trading below such minimum bid price requirement, the Board will select an appropriate ratio and file the Certificate of Amendment with the Secretary of State of the State of Delaware, subject to stockholder approval.

Effecting the Reverse Split requires that Article IV of our amended and restated certificate of incorporation be amended by filing the Certificate of Amendment with the Secretary of State of the State of Delaware. If approved, the amendment will be effective upon the filing of the Certificate of Amendment (or on such date and time as specified therein) with the Secretary of State of the State of Delaware, with such filing to occur, if at all, by the Board in its sole discretion.

A Special Meeting of Stockholders of the Company (the “Special Meeting”) was held at our corporate offices, located at 2217 New London Turnpike, South Glastonbury, CT 06073, on August 11, 2015, at 2:00 p.m., local time, pursuant to notice duly given. As of June 24, 2015, the record date for the Special Meeting, we had 31,720,247 shares of Common Stock outstanding and entitled to vote. There were present at the Special Meeting, either in person or represented by proxy, the holders of 20,300,493 shares of Common Stock, constituting a quorum.

At the Special Meeting, our stockholders were asked to consider and vote on the proposal to grant the Board discretionary authority to file the Certificate of Amendment to effectuate the Reverse Split at the Reverse Split Ratio, it being understood that the purpose of such Reverse Split is to attempt to obtain a listing on The Nasdaq Capital Market or the NYSE MKT. A canvas of the votes cast at the meeting by stockholders and proxies with respect to the proposal showed that they voted as follows:

Vote For: 19,679,577	Vote Against: 598,522	Abstain: 22,394

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

_______________

*	Filed herewith

(1)

Filed with the Securities and Exchange Commission on March 9, 2015, as an exhibit, numbered as indicated above, to the Registrants’ Schedule TO, dated March 9, 2015, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CÜR MEDIA, INC.

Dated: August 14, 2015	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ Kelly Sardo
	Name:	Kelly Sardo
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

4.1	99d2	Form of Warrant Agent Warrant of the Registrant (1)

10.1	99d1	Warrant Agent Agreement, dated February 13, 2015, between the Registrant and Katalyst Securities LLC (1)

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith

(1)

Filed with the Securities and Exchange Commission on March 9, 2015, as an exhibit, numbered as indicated above, to the Registrants’ Schedule TO, dated March 9, 2015, which exhibit is incorporated herein by reference.

