Form 10-Q
period 2015-09-30
CUR MEDIA, INC.
filed 2015-11-16
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_________

Commission file number:333-183760

CÜR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0375741
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2217 New London Turnpike South Glastonbury, CT 06073
(Address of principal executive offices)

(860) 430-1520
(Registrant's telephone number, including area code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of November 13, 2015, there were 31,720,247 shares of the registrant's common stock, par value $0.0001 per share ("Common Stock"), issued and outstanding.

CÜR MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such forward-looking statements include, among others, those statements including the words "believes", "anticipates", "expects", "intends", "estimates", "plans" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the Securities and Exchange Commission ("SEC") on March 31, 2015 ("Annual Report"), as updated in subsequent filings we have made with the SEC. The risks and uncertainties described under "Risk Factors" are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q ("Quarterly Report") are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Quarterly Report to the "Company", "CÜR Media", "we", "us", or "our", are to CÜR Media, Inc., and its consolidated subsidiary, CÜR Media, LLC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report, as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$34,421	$3,228,938
Prepaid expenses	70,761	166,140
Other current assets	75,984	3,000
TOTAL CURRENT ASSETS	181,166	3,398,078

Property and equipment, net	41,236	44,212

TOTAL ASSETS	$222,402	$3,442,290

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILIITES
Accounts payable	$1,169,095	$379,880
Accrued liabilities and other current liabilities	118,419	96,706
Note payable, short-term	26,106	25,622
Derivative liabilities	619,066	3,800,229
TOTAL CURRENT LIABILITIES	1,932,686	4,302,437

Notes payable, long-term	15,426	37,180
TOTAL LONG TERM LIABILITIES	15,426	37,180

TOTAL LIABILITIES	1,948,112	4,339,617

STOCKHOLDERS' DEFICIENCY
Preferred stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of September 30, 2015 or December 31, 2014)	-	-
Common stock (.0001 par value, 300,000,000 shares authorized, 31,720,247 and 24,929,363 issued at September 30, 2015 and December 31, 2014, respectively and 32,001,442 and 25,198,456 outstanding at September 30, 2015 and December 31, 2014, respectively)	3,171	2,493
Additional paid-in-capital	10,110,812	5,297,635
Accumulated deficit	(11,839,693)	(6,197,455)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,725,710)	(897,327)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$222,402	$3,442,290

See accompanying notes to unaudited condensed consolidated financial statements.

CÜR MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Research and development	1,902,871	1,115,554	5,469,040	2,732,997
General and administrative	570,379	530,972	1,394,403	964,307
Stock based compensation	(7,536)	107,443	166,269	1,620,736
Depreciation and amortization	5,172	9,220	22,232	16,712

TOTAL OPERATING EXPENSES	2,470,886	1,763,189	7,051,944	5,334,752

OTHER INCOME (EXPENSE)
Interest expense	(329)	(448)	(2,219)	(5,282)
Interest income	887	3,000	5,731	5,554
Extinguishment of derivative liabilities	-	-	(464,686)	-
Other income	-	18,274	-	18,274
Change in fair value of derivative liabilities	136,306	9,196	1,870,880	491,096

TOTAL OTHER INCOME (EXPENSE)	136,864	30,022	1,409,706	509,642

NET LOSS	$(2,334,022)	$(1,733,167)	$(5,642,238)	$(4,825,110)

Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.19)	$(0.22)

Weighted average number of shares outstanding basic and diluted	32,001,442	24,807,881	29,619,986	22,396,124

See accompanying notes to unaudited condensed consolidated financial statements.

CÜR MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(5,642,238)	$(4,825,110)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	22,232	16,712
Non-cash stock compensation expense	166,269	1,620,736
Share based consulting services	53,250	250,000
Change in fair value of derivative liabilities	(1,870,880)	(491,096)
Loss on Extinguishment of derivative liabilities	464,686	-
Changes in assets and liabilities
Prepaid expenses	95,378	25,535
Other current assets	(72,984)
Accounts payable	789,215	32,541
Accrued liabilities and other current liabilities	21,714	(156,255)
Net cash used in operating activities	(5,973,358)	(3,526,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,256)	(64,843)
Net cash used in investing activities	(19,256)	(64,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(21,269)	(170,753)
Proceeds from issuance of common stock	2,819,366	8,303,225
Net cash provided by financing activities	2,798,097	8,132,472

NET INCREASE (DECREASE) IN CASH	(3,194,517)	4,540,692

CASH, BEGINNING OF PERIOD	3,228,938	-

CASH, END OF THE PERIOD	$34,421	$4,540,692

Supplemental disclosure of non-cash financing:

Reclassification of derivative liabilities to equity	$1,378,374	$-

See accompanying notes to unaudited condensed consolidated financial statements.

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

Note 1 – Summary of Business and Basis of Presentation

Organization and Business

CÜR Media, LLC (formerly known as Raditaz, LLC) ("Raditaz") was formed in Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the "Contribution") to CÜR Media, Inc. (formerly known as Duane Street Corp.) (the "Company") in exchange for approximately 10,000,000 shares of the Company's common stock, $0.0001 par value per share ("Common Stock"), which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz at the time of the Contribution was automatically converted into shares of the Company's Common Stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 10,000,000 shares of the Company's Common Stock outstanding immediately thereafter. The Contribution was considered to be a recapitalization of the Company which has been retrospectively applied to these financial statements for all periods presented. In connection with the recapitalization, the accumulated deficit of $5,536,144 from the period beginning on February 15, 2008 (inception) and continuing through the date of the Contribution was reclassified to additional paid-in-capital.

As a result of the Contribution, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices. The Company is currently developing CÜR Music, a hybrid internet radio and on-demand music streaming service.

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

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year's results. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which the Company filed with the Securities and Exchange Commission ("SEC") on March 31, 2015 ("Annual Report"), as updated in subsequent filings the Company has made with the SEC.

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
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

Significant Accounting Policies

Other than as disclosed below, there have been no material changes in the Company's significant accounting policies to those previously disclosed in the Company's Annual Report.

Earnings Per Share

Basic earnings per share ("EPS") is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock, plus the effect of dilutive potential common shares from outstanding stock options during the period using the treasury stock method. At September 30, 2015 and 2014, the number of shares underlying options and warrants that were anti-dilutive was approximately 8,843,017 shares and 14,491,484 shares, respectively.

Note 2 – Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company's ability to continue as a going concern.

The Company incurred net losses since inception, including a net loss of $5,642,238 in the nine months ending September 30, 2015. The Company is currently developing CÜR Music, a hybrid internet radio and on-demand music streaming service, has not generated material revenue from operations, and anticipates needing additional capital prior to launching CÜR Music to execute the current operating plan. These factors raise a substantial doubt about the Company's ability to continue as a going concern.

The Company intends to raise an additional $15-20 million concurrent with the planned launch of CÜR Music to implement its business plan, market CÜR Music, provide content license costs, and for general working capital. Fundraising discussions have started, however no specific terms have been set. The Company plans to launch its CÜR Music's streaming product and platform later in 2015.

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

On October 20, 2015, October 26, 2015, and November 13, 2015 the Company closed on Securities Purchase Agreements (the "Purchase Agreements") with certain "accredited investors" (the "Buyers"), pursuant to which the Buyers purchased 12% Unsecured Convertible Promissory Notes of the Company (the "Notes") in the aggregate principal amount of $1,145,000 (the "Convertible Note Offering"). The aggregate gross proceeds to the Company were $1,145,000 (before deducting expenses related to the purchase and sale of the Notes of approximately $45,000). The Company will use the net proceeds from the sale of the Notes to make prepayments to content owners, and for marketing expenses, working capital and general corporate purposes.

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

Note 3 – Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and intense competition. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, content licensing, regulatory and other risks including the potential for business failure.

A description of some of the risks and uncertainties that could affect our business appears in the section captioned "Risk Factors" in the Company's Annual Report as updated in subsequent filings we have made with the SEC. The risks and uncertainties described under "Risk Factors" are not exhaustive.

Note 4 – Debt Instruments

On June 19, 2012, the Company entered into a promissory note ("State of CT Note") with State of Connecticut Department of Economic and Community Development ("CT DECD") for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Commencing on the thirteenth month following the loan date and continuing on the first day of each month thereafter principal and interest is payable in 48 equal, consecutive monthly installments. The full principal and all accrued interest are due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of September 30, 2015 and December 31, 2014, the Company had $15,426 and $37,180 in principal recorded as Note Payable in the long-term sections of the Company's balance sheet, respectively and $26,106 and $25,622 in notes payable short-term, respectively.

Note 5 – Derivative Liabilities

The PPO Warrants and Broker Warrants issued by the Company, and described in Note 7, qualified for derivative classification due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the Company's private placement offering, for which closings occurred on January 28, 2014, March 14, 2014, and March 28, 2014 (the "2014 PPO").

In addition to the PPO Warrants, the Company has outstanding Broker Warrants to purchase an aggregate of 968,034 shares of the Company's Common Stock comprised of warrants issued to the placement agent and its sub-agents in the Company's 2014 PPO.

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

On March 9, 2015, the Company commenced an offer to amend and exercise the 2014 PPO Warrants to purchase an aggregate of 9,680,355 shares of its Common Stock (the "Offer to Amend and Exercise").

Pursuant to the Offer to Amend and Exercise, for those who elected to participate, the PPO Warrants would be amended (the "Amended Warrants" ) to: (i) reduce the exercise price of the PPO Warrants from $2.00 per share to $0.50 per share of Common Stock in cash, (ii) shorten the exercise period so that the Amended Warrants would expire concurrently with the expiration of the Offer to Amend and Exercise on April 6, 2015 (the "Expiration Date"), and (iii) eliminate the anti-dilution provisions contained in the PPO Warrants.

Regardless of whether a holder chose to participate in the Offer to Amend and Exercise, the holders were asked to consent to the amendment to the PPO Warrants to remove the anti-dilution provisions contained in the outstanding PPO Warrants (the "Anti-Dilution Amendment").

Holders were given the opportunity to elect to participate in the Offer to Amend and Exercise with respect to some, all or none of their PPO Warrants. If a holder chose not to participate in the Offer to Amend and Exercise, the holder's PPO Warrants would remain in full force and effect, as originally issued with an exercise price of $2.00 per share, and would retain in all respects their original terms and provisions.

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

Effective on or prior to April 6, 2015, the Company and the holders of (a) 1,475,010 PPO Warrants, that chose not to participate in the Offer to Amend and Exercise ("Non-Participating Original Warrants"), and (b) all 968,300 Broker Warrants, approved an amendment to remove the price-based anti-dilution provisions in their warrants. As a result, the price-based anti-dilution provisions contained in these Non-Participating Original Warrants and Broker Warrants have been removed and were of no further force or effect as of April 6, 2015.

The warrant agent for the Offer to Amend and Exercise (the "Warrant Agent") was paid an aggregate commission of approximately $323,350 and was issued warrants to purchase an aggregate of 646,700 shares of the Company's Common Stock at an exercise price of $0.50 per share for a term of five (5) years ("Warrant Agent Warrants").

Certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,355 original PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the consummation of the Offer to Amend and Exercise the PPO Warrants and the issuance of the Warrant Agent Warrants, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive, (i) a reduction in the price of their PPO Warrants from $2.00 per share to $1.77 per share, (ii) an aggregate of 223,211 additional shares of Common Stock, and (iii) an aggregate of 223,211 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.77 per share with terms identical to those of the original PPO Warrants.

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

The Company revalued the PPO Warrants and Broker Warrants on April 6, 2015, immediately prior to the Offer to Amend and Exercise, which resulted in a change in fair value recorded in other income (expense) in the condensed consolidated statement of operations. The Company applied extinguishment accounting and calculated the fair value of the consideration provided to extinguish the derivative liabilities including the modification of the warrants which resulted in a loss on extinguishment of derivative liabilities aggregating $464,686, which is included in other income (expenses) on the condensed consolidated statement of operations.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities for the period ended September 30, 2015.

September 30, 2015

Balance at the beginning of year	$3,800,229

Addition of new derivative liabilities	68,091

Change in fair value of warrants	(1,870,880)

Extinguishment of derivative liabilities	(1,378,374)

Balance at the end of the period	$619,066

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company's Common Stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. Prior to May 2015, the expected volatility used in the valuation of the derivatives was based on historical volatility of publicly traded peer companies due to the limited trading history of the Company's Common Stock. During the second quarter of 2015, the expected stock price volatility for the Company's derivatives is based on the historical volatility since the date of the Company's 2014 PPO. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The weighted average per-share fair value of each Common Stock warrant of $0.357, $0.164 and $0.319 was determined at December 31, 2014, April 6, 2015 and September 30, 2015, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2014	65.70%	1.65%	0%	4.15
At April 6, 2015	65.22%	1.37%	0%	4.00
At September 30, 2015	111.24%	1.37%	0%	3.53

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

Note 6 – Common Stock

Prior to the Contribution (defined above), the Company raised $61,526 by issuing 209,755 shares of the Company's Common Stock at a price per share of $0.29. Additionally, on January 17, 2014, the Company issued 186,091 shares of Common Stock for proceeds of $99,694 in connection with the exercise of warrants.

As a result of the three closings of the 2014 PPO on January 28, March 14, and March 28, 2014, a total of 9,680,355 shares of Common Stock were issued. Proceeds were received of approximately $9,680,000, before deducting placement agent fees and expenses of the 2014 PPO of approximately $1,500,000. PPO Warrants were issued that entitled their holders to purchase 9,680,355 shares of the Company's Common Stock, with a term of five years and an exercise price of $2.00 per share, and Broker Warrants were issued that entitled their holders to purchase 968,034 shares of the Company's Common Stock, with a term of five years and an exercise price of $1.00 per share. See Note 5 for discussion on modification of the warrants under the Offer to Amend and Exercise.

As discussed in Note 5, certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,355 original PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the consummation of the Offer to Amend and Exercise the PPO Warrants, and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive, (i) a reduction in the price of their PPO Warrants from $2.00 per share to $1.77 per share, (ii) an aggregate of 223,211 additional shares of Common Stock, and (iii) an aggregate of 223,211 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.77 per share.

Prior to the Contribution, eleven stockholders of the Company ("Pre-Contribution Transaction Stockholders"), entered into an agreement with the Company ("Side Sale Agreement") pursuant to which they agreed to cancel a portion of their shares after the initial closing of the 2014 PPO such that the aggregate number of shares they collectively held following such cancellation would be equal to 19.9% of the total outstanding shares of the Company's Common Stock. Subsequent to the initial closing of the 2014 PPO, approximately 715,280 shares were cancelled in connection with the Side Sale Agreement. Terms included in the Side Sale Agreement provided for the issuance of additional shares to the Pre-Contribution Transaction Stockholders in the event there were additional closings of the 2014 PPO following the initial closing, so as to maintain their 19.9% Common Stock ownership position, in the aggregate. As a result of the second and third closings of the 2014 PPO, an aggregate of approximately 1,379,631 restricted shares of Common Stock were issued to the Pre-Contribution Transaction Stockholders (the "Adjustment Shares"). The Company recorded $1,379,631 of stock based compensation expense during the nine months ended September 30, 2014 in connection with the issuance of the Adjustment Shares with a fair value per share of $1.00.

On September 29, 2014, the Company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for advisory services. Pursuant to the services agreement with the consultant the Company was obligated to issue 250,000 shares of restricted Common Stock in prepayment of services to be provided under the agreement. These shares were issued on September 29, 2014 at a fair value of $1.00 per share.

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

On December 17, 2014, the Company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for advisory services. Pursuant to the services agreement with the consultant the Company was obligated to issue 100,000 shares of restricted Common Stock in prepayment of services to be provided under the agreement. These shares were issued on December 17, 2014 at a fair value of $1.00 per share. Approximately $17,000 of the expense is considered a prepaid expense on the balance sheet of the Company at September 30, 2015.

On February 28, 2015, the Company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for investor relations services provided by the consultant. Pursuant to the services agreement with the consultant, the Company was obligated to issue 25,000 shares of restricted Common Stock in prepayment of services to be provided under the agreement. These shares were issued on February 28, 2015 at a fair value of $1.00 per share.

On December 29, 2014, the Company entered into a contract with an executive recruiter pursuant to which the Company was obligated to issue shares in connection with the identification and subsequent hiring of a candidate for an executive position. The Company was obligated to issue shares of restricted Common Stock equivalent to $28,250. On March 30, 2015, 44,699 shares of restricted Common Stock were issued at a 10-day weighted average value of $0.63 per share.

On May 26, 2015, the Board of Directors (the "Board") approved and authorized the Company to effect a reverse stock split (the "Reverse Stock Split") at a ratio of not less than 1-for-5 and not more than 1-for-15 (the "Reverse Split Ratio"), the exact Reverse Split Ratio for the Reverse Stock Split to be determined by the Board in its sole discretion based upon the market price of the Company's Common Stock on the date of such determination, and with such Reverse Stock Split to be effective at such time and date, if at all, as determined by the Board in its sole discretion, it being understood that the sole purpose of such Reverse Stock Split is to attempt to obtain a listing on Nasdaq or the NYSE. At a Special Meeting of Stockholders held August 11, 2015, the Company's stockholders approved a proposal to give the Board discretion to effect the Reverse Stock Split within the Reverse Split Ratio.

Note 7 – Common Stock Warrants

Concurrent with the closings of the Contribution and the 2014 PPO, discussed above, the Company issued warrants with respect to an aggregate of 9,680,355 underlying common shares to the investors in the 2014 PPO (the "PPO Warrants"). Each PPO Warrant has a term of five years to purchase one share of Common Stock at $2.00 per share. The PPO Warrants had weighted average anti-dilution and price protection, and a cashless exercise provision, which were subject to customary exceptions.

In addition, the placement agent in the 2014 PPO, and its sub-agents, received warrants exercisable for a period of five years to purchase a number of shares of Common Stock equal to 10% of the number of shares of Common Stock sold to investors it introduced to the 2014 PPO, with a per share exercise price of $1.00 (the "Broker Warrants"). As a result of the foregoing, the placement agent in the 2014 PPO, and its sub-agents, were issued Broker Warrants with respect to an aggregate of 968,034 underlying shares of the Company's Common Stock.

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

On April 6, 2015, the Company consummated the Offer to Amend and Exercise the PPO Warrants. Pursuant to the Offer to Amend and Exercise, PPO Warrants to purchase an aggregate of 6,467,004 shares of Common Stock were tendered by their holders and were amended and exercised at an exercise price of $0.50 per share for gross proceeds to the Company of $3,233,502 (before deducting placement agent fees and expenses of the Offer to Amend and Exercise of approximately $417,000).

Effective on or prior to April 6, 2015, the Company and the holders of (a) 1,475,010 PPO Warrants, that chose not to participate in the Offer to Amend and Exercise ("Non-Participating Original Warrants"), and (b) all 968,300 Broker Warrants, approved an amendment to remove the price-based anti-dilution provisions in their warrants. As a result, the price-based anti-dilution provisions contained in these Non-Participating Original Warrants and Broker Warrants have been removed and were of no further force or effect as of April 6, 2015.

The Warrant Agent for the Offer to Amend and Exercise was paid an aggregate commission of approximately $323,350 and was issued Warrant Agent Warrants to purchase an aggregate of 646,700 shares of the Company's Common Stock at an exercise price of $0.50 per share for a term of five (5) years.

As discussed in Note 5, certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,355 original PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. Upon consummation of the Offer to Amend and Exercise the PPO Warrants, and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive (i) a reduction in the price of their PPO Warrants from $2.00 per share to $1.77 per share, (ii) an aggregate of 223,211 additional shares of Common Stock, and (iii) and aggregate of 223,211 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.77 per share.

Common Stock warrant activity during the nine months ended September 30, 2015 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2014	10,648,389	$1.91
Granted	869,911	0.83
Cancelled/Forfeited	-	-
Exercised	(6,467,004)	0.50
Balance as of September 30, 2015	5,051,296	$1.53

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

The Company uses Level 3 inputs for its valuation methodology for the warrants issued, as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company's Common Stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. Refer to Note 5 for the weighted average assumptions used to determine the fair value of the warrant derivative liabilities using the Black-Scholes pricing model. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The weighted average per-share fair value of each Common Stock warrant of $0.35 was determined on the date of grant using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	65.22%	1.37%	0%	5.00

Note 8 – Equity Incentive Awards

Stock Compensation Plans

In November 2008, the Board adopted the 2008 Restricted Stock Plan, as amended (the "2008 Plan"). The 2008 Plan provided for the issuance of restricted common shares ("options").

Under the 2008 Plan, the Company determined various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period), exercise price, and payment terms.

Certain of the Company's option grants included a right to repurchase a terminated individual's options at a repurchase price equal to the lower of the exercise price or the fair value of the restricted Common Stock at the termination date, during the 18 months following the termination of an individual's service with the Company, for any reason.

Upon closing of the Contribution (discussed above), the Board adopted, and the stockholders approved, the 2014 Equity Incentive Plan (the "2014 Plan"), which provides for the issuance of equity awards of up to 4,000,000 shares of Common Stock to officers, key employees, consultants and directors. Upon effectiveness of the Contribution, 6,500,000 options outstanding under the 2008 Plan were exchanged for an aggregate of (i) approximately 1,339,728 non-statutory stock options to purchase shares of the Company's Common Stock at an average exercise price of approximately $0.22 per share, and (ii) approximately 316,331 restricted stock awards (of which approximately 221,863 were fully vested and represented approximately 221,863 issued and outstanding shares of the Company's Common Stock).

On April 21, 2014, the 2014 Plan was amended to increase the total number of shares of Common Stock reserved for issuance thereunder from 4,000,000 to 4,250,000.

On October 8, 2014, the 2014 Plan was further amended to increase the total number of shares of Common Stock reserved for issuance thereunder from 4,250,000 to 4,400,000.

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

Under the 2014 Plan, the Company determines various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period), exercise price, and payment terms.

On September 25, 2015, the Board adopted the 2015 Equity Incentive Plan (the "2015 Plan") to provide the Company with flexibility in its ability to motivate, attract, and retain the services of members of the Board, key employees and consultants. The 2015 Plan provides for the issuance of equity awards of up to 4,000,000 shares of Common Stock. The 2015 Plan is subject to approval by the Company's stockholders within 12 months after its effective date. In the event that stockholder approval is not obtained within 12 months after the effective date, all incentive stock options granted under the 2015 Plan shall be treated as non-qualified stock options.

Stock Options

Option activity during the nine months ended September 30, 2015 was as follows:

	Options Outstanding
	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of January 1, 2015	3,663,095	$0.69	7.7
Granted	610,000	$0.63
Cancelled/Forfeited	(430,909)	$0.89
Exercised	(50,465)	$0.04
Balance as of September 30, 2015	3,791,721	$0.67	6.7
Exercisable September 30, 2015	1,921,890	$0.53

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $0.48 for options granted for the nine months ended September 30, 2015. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

Nine Months Ended September 30, 2015
Exercise Price	$0.63
Expected life (years)	6.00
Risk-free interest rate	1.44%
Expected volatility	99.65%
Expected dividend yield	0%

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

The expected life of options granted represents the weighted average period that the options are expected to remain outstanding. The Company determined the expected life assumption based on the Company's historical exercise behavior combined with estimates of the post-vesting holding period. Prior to May 2015, the expected volatility used in the valuation of the stock options was based on historical volatility of publicly traded peer companies due to the limited trading history of the Company's Common Stock. During the second quarter of 2015, the expected stock price volatility for the Company's stock options was based on the historical volatility since the date of the Company's 2014 PPO. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on its stock options.

Stock-based Compensation Expense

As of September 30, 2015, total compensation cost related to stock options granted, but not yet recognized, was $672,208, which the Company expects to recognize over a weighted-average period of approximately 2.40 years. Stock-based compensation expenses related to all employee and non-employee stock-based awards were $166,269 and $241,083 for the nine months ended September 30, 2015 and 2014, respectively.

Restricted Stock Awards

The Company issued restricted stock awards with respect to 316,331 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2014 and September 30, 2015, 269,093 and 281,195 restricted common shares were outstanding but not yet issued under these awards, respectively. The Company is obligated to issue these awards upon request by each holder of the award. During the nine month periods ended September 30, 2015 and 2014, the Company recorded stock based compensation of $820 and $1,387, respectively. As of September 30, 2015, unrecognized stock based compensation expense related to restricted stock awards granted, but not yet vested was $54 which the Company expects to recognize over a weighted average period of less than one year.

Note 9 – Commitments and Contingencies

Rovi

On July 1, 2014, the Company and Rovi Corporation ("Rovi") entered into a data license and service agreement (the "Rovi Data License and Service Agreement") pursuant to which the Company acquired the limited, non-exclusive, non-transferable right to use, display, communicate, reproduce and transmit Rovi's data. On September 8, 2014 and September 18, 2014, a first amendment and second amendment to the Rovi Data License and Service Agreement, respectively, were executed, which expanded the rights under the original data license and service agreement to include custom development of search and voice capabilities. On September 3, 2015, the Company and Rovi executed a fourth amendment to the Rovi Data License and Service Agreement, which modified the timing of the development period, associated license fee, and term of the contract. The Rovi Data License and Service Agreement remains in effect through and including December 31, 2017. The Company has the option to extend the term of this agreement for additional 1 year periods.

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

During the term of the Rovi Data License and Service Agreement, and as consideration for the grant of rights and license of Rovi's data, the Company agreed to pay Rovi a monthly minimum charge during the development period which is the period where data will be used for internal, non-public, non-commercial uses. In addition, the Company has agreed to pay Rovi a minimum per month during the first initial term, subsequent to launch date until March 14, 2016. For each subsequent term, consideration paid will depend on the number of subscribers to the Company's CÜR Music product.

Expenses related to the Rovi Data License and Service Agreement for the nine months ended September 30, 2015 were approximately $281,000.

Zuora

On July 31, 2014, the Company entered into a limited license agreement (the "Zoura License Agreement") with Zuora, Inc. ("Zuora"), which provides the Company non-exclusive, non-transferable worldwide limited license to use Zuora's online integrated subscription management, billing, and data analysis services. The initial order form covered the implementation and development period ending October 31, 2014. In addition, the Company has agreed to an initial 36 month service term, subsequent to implementation.

Expenses related to the Zuora License Agreement for the nine months ended September 30, 2015, were approximately $83,000.

MediaNet Digital, Inc.

On November 10, 2014, the Company entered into a service agreement (the "MediaNet Service Agreement") with MediaNet Digital, Inc. ("MediaNet"), which provides the Company with a catalog of sound recordings and metadata which enables and provides for the delivery of sound recordings to end users of the Company's CÜR Music application. The MediaNet Service Agreement remains in effect for a period of three years following the effective date of November 7, 2014. The MediaNet Service Agreement will automatically renew for successive one year terms unless terminated by MediaNet or the Company.

The Company will pay a set-up fee to MediaNet. In addition, the Company will pay MediaNet a monthly technology licensing fee during the initial term, a monthly usage fee, and will pay for any additional professional services and technical assistance or customization.

Expenses related to the MediaNet Service Agreement for the nine months ended September 30, 2015 were approximately $78,000.

Minimum payments related to the previously described contracts is summarized as follows:

Twelve Months Ended September 30,	Total

2016	$797,388	*

2017	830,364	*

2018	843,917	*
	$2,471,669

_____________

* Additional contract terms include per subscriber, stream or percentage of revenue charges which are not reflected in this table.

CÜR MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

Note 10 – Subsequent Events

Sale of Convertible Notes

On October 20, 2015, October 26, 2015 and November 13, 2015, the Company entered into Purchase Agreements with certain Buyers, pursuant to which the Buyers purchased Notes in the aggregate principal amount of $1,145,000. The aggregate gross proceeds to the Company were $1,145,000 (before deducting expenses related to the purchase and sale of the Notes of approximately $45,000). The Company will use the net proceeds from the sale of the Notes to make prepayments to content owners, and for marketing expenses, working capital and general corporate purposes.

The Notes have an aggregate principal balance of $1,145,000, and a stated maturity date of 5 years from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, which is also payable on maturity. Upon the closing of a financing by the Company during the term of the Notes involving the sale of at least $2,500,000 in equity securities (a "Qualified Offering") by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (i) $0.50, or (ii) a 15% discount to the price per share of the Equity Financing Securities. Each Unit will consists of one share (the "Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's Common Stock at an exercise price of $0.75. At any time prior to a Mandatory Conversion, the note holder may convert all or part of the outstanding principal amount of the Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $0.50 per Unit ("Optional Conversion"). Upon failure by the Company to pay any principal amount or interest due under the Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Notes, the entire unpaid principal balance of the Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. The conversion price and number of Units issuable upon conversion of the Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

The Unit Warrants provide for the purchase of shares of the Company's Common Stock an exercise price of $0.75. The Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company has agreed to use its commercially reasonable efforts to file a registration statement ("Registration Statement") to register the Unit Shares and Unit Warrant Shares no later than (i) the date that is ninety (90) calendar days after the final closing under the Qualified Offering, or (ii) the date which is ninety (90) calendar days after the first Optional Conversion of the Notes. The Company has agreed to use its commercially reasonable efforts to make the Registration Statement declared effective no later than one hundred and eighty (180) calendar days after the Registration Statement is first filed with the SEC.

As discussed in Note 5, certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,355 original PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the issuance of Notes, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $1.77 per share to $1.66 per share, (ii) an aggregate of 136,149 additional shares of Common Stock, and (iii) an aggregate of 136,149 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.66 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management's discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors" in our Annual Report, as updated in subsequent filings we have made with the Securities and Exchange Commission ("SEC") that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

As a result of the Contribution (as defined below) and the related change in our business and operations, a discussion of our past financial results is not pertinent, and under applicable accounting principles the historical financial results of CÜR Media, LLC (formerly Raditaz, LLC), the accounting acquirer, prior to the Contribution, are considered the historical financial results of the Company.

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

References in this section to "CÜR Media," "we," "us," "our," "the Company" and "our Company" refer to CÜR Media, Inc., and its consolidated subsidiary, CÜR Media, LLC.

General Overview

We were incorporated in the State of Delaware as Duane Street Corp. on November 17, 2011. Our original business was manufacturing and marketing baby products. Prior to the Contribution (as defined below), our Board of Directors ("Board") determined to discontinue operations in this area and to seek a new business opportunity.

On January 28, 2014, we consummated a contribution transaction (the "Contribution") with CÜR Media, LLC (formerly Raditaz, LLC), a limited liability company organized in the State of Connecticut on February 15, 2008, pursuant to a Contribution Agreement by and among the Company, CÜR Media, LLC, and the holders of a majority of CÜR Media, LLC's limited liability company membership interests (the "Contribution Agreement"). In connection with the Contribution, and in accordance with the terms and conditions of the Contribution Agreement, all outstanding securities of CÜR Media, LLC were exchanged for securities of ours.

CÜR Media, LLC's activities since inception were devoted primarily to the development and commercialization of Raditaz, a DMCA compliant internet radio product. Raditaz was launched in early 2012 and the platform was continually developed and improved through November 2013 when its iOS, Android and web products were removed from the market, to allow us to focus on the further development of our CÜR Music product.

The Raditaz music streaming platform and products were under development since 2010 and, prior to the 2014 PPO (as defined below), were financed primarily from angel investments in the aggregate amount of approximately $4,858,000, $150,000 of financing from a promissory note from CT Innovations, Incorporated, and a $100,000 promissory note and a $100,000 grant from the State of Connecticut Department of Economic Development.

As a result of the Contribution, CÜR Media, LLC became our wholly owned subsidiary, and we adopted the business of CÜR Media, LLC, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices, as our sole line of business.

On January 31, 2014, we changed our name to CÜR Media, Inc., a name which more accurately represents our new business focus. In connection with the name change, we changed our OTC trading symbol to "CURM."

In addition, on January 31, 2014, we increased our number of authorized shares to 310,000,000 shares, consisting of (i) 300,000,000 shares of common stock, $0.0001 par value per share ("Common Stock"), and (ii) 10,000,000 shares of "blank check" preferred stock, par value $0.0001 per share.

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

In a private placement financing we conducted with respect to which closings occurred on January 28, 2014, March 14, 2014 and March 28, 2014 (the "2014 PPO"), we sold an aggregate of 9,680,380 shares of our Common Stock, and a warrants to purchase an aggregate of 9,680,355 shares of our Common Stock at an exercise price of $2.00 per share for a term of five (5) years ("PPO Warrants"), for gross proceeds of approximately $9,680,000 (before deducting placement agent fees and expenses of the 2014 PPO estimated at approximately $1,529,000).

The placement agent for the 2014 PPO and its sub-agent were paid an aggregate commission of approximately $968,000 and were issued warrants to purchase an aggregate of 968,300 shares of our Common Stock at an exercise price of $1.00 per share for a term of five (5) years ("Broker Warrants").

On April 6, 2015, we consummated an offer to amend and exercise the PPO Warrants (the "Offer to Amend and Exercise Warrants").  The PPO Warrants of holders who elected to participate in the Offer to Amend and Exercise Warrants were amended to, among other things, remove the price-based anti-dilution provisions contained therein and reduce the exercise price from $2.00 to $0.50 per share of Common Stock. Pursuant to the Offer to Amend and Exercise Warrants, an aggregate of 6,467,004 PPO Warrants were amended and exercised by their holders, for gross proceeds of approximately $3,234,000 (before deducting warrant agent fees and expenses of the Offer to Amend and Exercise estimated at approximately $417,000).

Effective on or prior to April 6, 2015, the Company and the holders of (a) 1,475,010 PPO Warrants, that chose not to participate in the Offer to Amend and Exercise Warrants ("Non-Participating Original Warrants"), and (b) all 968,300 Broker Warrants, approved an amendment to remove the price-based anti-dilution provisions in their warrants. As a result, the price-based anti-dilution provisions contained in these Non-Participating Original Warrants and Broker Warrants have been removed and are of no further force or effect as of April 6, 2015.

The warrant agent for the Offer to Amend and Exercise Warrants was paid an aggregate commission of approximately $323,350 and was issued warrants to purchase an aggregate of 646,700 shares of our Common Stock at an exercise price of $0.50 per share for a term of five (5) years ("Warrant Agent Warrants").

Certain securities we issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, we issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,344 PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the consummation of the exercise and amendment of the PPO Warrants, and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive, (i) an aggregate of 223,211 additional shares of Common Stock, (ii) a reduction in the price of their PPO Warrants from $2.00 per share to $1.77 per share, and (iii) an aggregate of 223,211 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.77 per share.

As of September 30, 2015, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any revenues from our planned principal operations.

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

In addition to revenue from subscriptions, our business plan includes a second revenue stream of personalized advertising, which will not interrupt a stream, but will target a user's listening habits. The advertising may be in the form of, display ads, email and text messages. Our business plan further includes a third revenue stream from the sale of music, concert tickets and merchandise through our music streaming service, to be tailored to each listeners taste based on prior listening trends. We plan to sell music downloads and sales of concert tickets and merchandise subsequent to launch.

In addition, our business plan includes distributing CÜR's music streaming service through Apple's iTunes App Store to iOS devices, Google's Google Play Store to Android devices and the internet, among other distribution channels and platforms. At launch, we plan to have an iOS application, Android application and a CÜR website.

We plan to source our music from MusicNet, Inc. d/b/a MediaNet Digital, Inc. We also plan to use Amazon web services to support certain of the technological needs of the business.

We plan to launch our CÜR music streaming product and platform later in 2015.

Recent Developments

Approval of Reverse Stock Split

On May 26, 2015, the Board approved and authorized the Company to effect a reverse stock split (the "Reverse Stock Split") at a ratio of not less than 1-for-5 and not more than 1-for-15 (the "Reverse Split Ratio"), the exact Reverse Split Ratio for the Reverse Stock Split to be determined by the Board in its sole discretion based upon the market price of the Company's Common Stock on the date of such determination, and with such Reverse Stock Split to be effective at such time and date, if at all, as determined by the Board in its sole discretion, it being understood that the sole purpose of such Reverse Stock Split is to attempt to obtain a listing on Nasdaq or the NYSE. At a Special Meeting of Stockholders held August 11, 2015, the Company's stockholders approved a proposal to give the Board discretion to effect the Reverse Stock Split within the Reverse Split Ratio.

Adoption of 2015 Equity Incentive Plan

On September 25, 2015, the Board adopted the 2015 Equity Incentive Plan (the "2015 Plan"), to provide the Company with flexibility in its ability to motivate, attract, and retain the services of members of the Board, key employees and consultants. A total of 4,000,000 shares of our Common Stock are reserved for issuance under the 2015 Plan. The 2015 Plan is subject to approval by the Company's stockholders within 12 months after the Effective Date. In the event that stockholder approval is not obtained within 12 months after the Effective Date, all incentive stock options granted under the 2015 Plan shall be treated as non-qualified stock options. Notwithstanding any other provisions of the 2015 Plan, no awards shall be exercisable until the date of such stockholder approval.

Sale of Convertible Notes

On October 20, 2015, October 26, 2015 and November 13, 2015, we entered into Securities Purchase Agreements (the "Purchase Agreements") with certain "accredited investors" (the "Buyers"), pursuant to which the Buyers purchased 12% Unsecured Convertible Promissory Notes of the Company (the "Notes") in the aggregate principal amount of $1,145,000 (the "Convertible Note Offering"). The aggregate gross proceeds to the Company were $1,145,000 (before deducting expenses related to the purchase and sale of the Notes of approximately $45,000). The Company will use the net proceeds from the sale of the Notes to make prepayments to content owners, and for marketing expenses, working capital and general corporate purposes.

The Notes have an aggregate principal balance of $1,145,000, and a stated maturity date of 5 years from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, which is also payable on maturity. Upon the closing of a financing by the Company during the term of the Notes involving the sale of at least $2,500,000 in equity securities (a "Qualified Offering") by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (i) $0.50, or (ii) a 15% discount to the price per share of the Equity Financing Securities. Each Unit will consists of one share (the "Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's Common Stock at an exercise price of $0.75. At any time prior to a Mandatory Conversion, the note holder may convert all or part of the outstanding principal amount of the Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $0.50 per Unit ("Optional conversion"). Upon failure by the Company to pay any principal amount or interest due under the Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Notes, the entire unpaid principal balance of the Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. The conversion price and number of Units issuable upon conversion of the Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

The Unit Warrants provide for the purchase of shares of the Company's Common Stock an exercise price of $0.75. The Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company has agreed to use its commercially reasonable efforts to file a registration statement ("Registration Statement") to register the Unit Shares and Unit Warrant Shares no later than (i) the date that is ninety (90) calendar days after the final closing under the Qualified Offering, or (ii) the date which is ninety (90) calendar days after the first Optional Conversion of the Notes. The Company has agreed to use its commercially reasonable efforts to make the Registration Statement declared effective no later than one hundred and eighty (180) calendar days after the Registration Statement is first filed with the SEC.

Certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $1.00. Of the 9,680,355 original PPO Warrants, 1,738,341 still remain with these priced-based anti-dilution rights. With the issuance of Notes, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) an aggregate of 136,149 additional shares of Common Stock, (ii) a reduction in the price of their PPO Warrants from $1.77 per share to $1.66 per share, and (iii) an aggregate of 136,149 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $1.66 per share.

Results of Operations

Three Month Period Ended September 30, 2015 Compared to Three Month Period Ended September 30, 2014

Revenues

We have not generated any material revenues for the three months ended September 30, 2015 or 2014.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2015 and 2014 were $2,470,886 and $1,763,189, respectively. The increase in total operating expenses of $708,000, or approximately 40%, was primarily related to an increase in research and development of $787,000. The increase in development was driven by an increase in employee compensation, including benefits and taxes, for the Company's software development team, content curators and marketing team of approximately $601,000, relating to staffing increases from 14 to 35 employees, and an increase in the cost in marketing and advertising of $173,000 related primarily to the Company's agreement with Digitas for branding and the project management for upcoming campaigns.

Research and Development Expenses

For the three months ended September 30, 2015 and 2014, research and development expenses were $1,902,871 and $1,115,554, respectively. Research and development expenses increased by $787,000, or approximately 71%, primarily due to an increase in employee wages associated with completing and refining the CÜR Music application and content curation of approximately $601,000, and an increase in marketing and advertising expenses of approximately $173,000 for branding and project management for upcoming campaigns.

General and Administrative Expenses

For the three months ended September 30, 2015 and 2014, general and administrative expenses were $570,379 and $530,972, respectively. General and administrative expenses increased by $39,000, or approximately 7%, primarily due to an increase of $260,000 in legal and accounting expenses, primarily related to the activities associated with the Company's label negotiations, fundraising and filing, offset by a decrease of $225,000 in professional fees for other consultation services. General and administrative expenses include wages expenses, facilities and professional fees.

Stock based Compensation Expenses

For the three months ended September 30, 2015 and 2014, stock based compensation expenses were $(7,536) and $107,443, respectively. Stock based compensation expenses decreased due to the decrease in expense related to non-employee options that are revalued each reporting period and were, therefore, affected by current market volatility.

Other Income (Expense)

For the three months ended September 30, 2015 and 2014, other income (expense) was $136,864 and $30,022, respectively. Other income increased primarily due to a decrease in the stock price at the quarterly revaluation of the PPO Warrants, which resulted in a change in fair value recorded in other income of approximately $136,000. Partially offsetting the derivative adjustments were a decrease in interest and other income of approximately $20,000.

Nine Month Period Ended September 30, 2015 Compared to Nine Month Period Ended September 30, 2014

Revenues

We have not generated any material revenues for the nine months ended September 30, 2015 or 2014.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2015 and 2014 were $7,051,944 and $5,334,752, respectively. The increase in total operating expenses of $1,717,000, or approximately 32%, was primarily related to an increase in development operations and general and administrative expenses of approximately $2,736,000 and $430,000, respectively, for CÜR Music in 2015, offset by the issuance of Common Stock to our pre-Contribution shareholders in 2014 of approximately $1,380,000. The increase in development and general and administrative expenses was driven by an increase in employee compensation of approximately $1,573,000, inclusive of benefits and taxes, relating to staffing increases from 14 to 35 employees, an increase in professional fees and other professional services of approximately $704,000, primarily related to legal, investor relations, fund raising and back-end and user experience development, an increase in marketing and business development of approximately $361,000 for commitments for marketing strategy, events, public relations, investor relations and fund raising, and an increase in content cost of approximately $320,000 for licensing of content during development. Subscription services, recruiting and other operating expenses increased by approximately $204,000.

Research and Development Expenses

For the nine months ended September 30, 2015 and 2014, research and development expenses were $5,469,040 and $2,732,997, respectively. Research and development expenses increased by $2,736,000, or approximately 100%, primarily due to an increase in employee wages associated with the CÜR Music application development of approximately $1,542,000, an increase in costs for marketing commitments and business development of approximately $383,000, an increase in content costs of $320,000, an increase in consultant fees for application development of approximately $344,000, and an increase in other expenses for recruiting, travel, office and hosting expenses of approximately $148,000.

General and Administrative Expenses

For the nine months ended September 30, 2015 and 2014, general and administrative expenses were $1,394,403 and $964,307, respectively. General and administrative expenses increased by $430,000, or approximately 45%, primarily due to an increase of $476,000 in professional expenses, legal and accounting fees, primarily related to the activities associated with the label negotiations, SEC filings and fund raising, $31,000 in compensation, inclusive of benefits and taxes, and $56,000 for recruiting. These expenses were partially offset by a decrease in other professional services of $115,000. General and administrative expenses include wages expenses, facilities and professional fees.

Stock based Compensation Expenses

For the nine months ended September 30, 2015 and 2014, stock based compensation expenses were $166,269 and $1,620,736, respectively. Stock based compensation expenses decreased due to the grant of additional shares in 2014 to our pre-Contribution shareholders in connection with the 2014 PPO pursuant to a side sale agreement (the "PPO Side Sale Agreement"), as well as an increase in the forfeiture rate and a decrease in compensation expense related to the revaluation of consultant options.

Other Income (Expense)

For the nine months ended September 30, 2015 and 2014, other income (expense) was $1,409,706 and $509,642, respectively. Other income (expense) increased primarily due to the decrease in the stock price in 2015 which resulted in a gain on mark to market of the derivative liability. In addition, the revaluation of the PPO Warrants immediately prior to the Offer to Amend and Exercise Warrants resulted in a change in fair value recorded in other income. The mark-to-market adjustments were partially offset by loss on extinguishment of the derivative liabilities.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2015, cash and cash equivalents were approximately $34,421, as compared to $3,228,938 at December 31, 2014. The decrease of $3,195,000 was related to the development of CÜR Music of approximately $5,973,000, partially offset by an increase in cash from the warrant exercises related to the Offer to Amend and Exercise Warrants of $2,819,000.

As of September 30, 2015, we had a working capital deficit of $1,751,520. As of December 31, 2014, we had a working capital deficit of $904,359. The decrease of $847,000, or 94%, in working capital was attributable to a decrease in cash and an increase in payables related to development, which was offset by the change in derivative liability associated with the reduction in outstanding warrants issued in connection with the 2014 PPO that contained anti-dilution and price-protection provisions.

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

On October 20, 2015, October 26, 2015 and November 13, 2015, we entered into Purchase Agreements with certain Buyers, pursuant to which the Buyers purchased Notes in the aggregate principal amount of $1,145,000. The aggregate gross proceeds to the Company were $1,145,000 (before deducting expenses related to the purchase and sale of the Notes of $1,500). The Company will use the net proceeds from the sale of the Notes to make prepayments to content owners, and for marketing expenses, working capital and general corporate purposes.

We currently do not have sufficient cash on hand to support our operations for the next twelve months and we have begun planning for the additional raise of capital prior to our planned launch of CÜR Music later in 2015.

In order to launch our music service, we have to complete the development of our backend systems and user interface of CÜR Music for iOS, Android and web applications, complete Beta testing, execute formal contracts with major music labels including Universal, SONY and Warner, and complete content licensing agreements with certain independent music labels, music publishers and publisher rights organizations. We are currently polishing the user interface and user experience of CÜR's iPhone, iPad and Android applications, our website, and our backend systems, and will continue to do so through launch. The cost of entering into content licensing agreements with major music labels, publisher rights organizations and publishers is expected to include legal and consulting fees as well as advances or prepayments to content providers. We have a dedicated team of software engineers, led by our Chief Technology Officer and Chief Operating Officer, working on enhancing the technology platform, as well as the iOS and Android applications and the CÜR Music website. We have made significant progress toward the completion of CÜR Music's applications, website and backend systems and are polishing and bug fixing all platforms. Our Beta testing is on-going with hundreds of registered testers. Our Chief Marketing Officer is developing the marketing timeline for the launch of CÜR Music.

Not including non-cash expenses, we have spent approximately $12.0 million on research and development, sales and marketing and general and administrative costs to complete the development of CÜR Music, for the time period since our 2014 PPO in January 2014 through the third quarter of 2015. We expect to spend an additional $3.6 million in the fourth quarter, including $1.0 million in sales and marketing in conjunction with the launch of CÜR Music. Of the total $15.6 million anticipated cost of development and launch, a total of approximately $11.2 million is related to research and development and approximately $3.4 million is related to general and administrative costs. In addition to the aforementioned costs, we expect to pay up to $10.0 million dollars as prepayments in connection with the agreements that we plan to have with the major music labels, independent labels and publishers. Of the $15.6 million we anticipate spending to bring CÜR Music to market, $12.0 million, or approximately 76 percent, was expensed through September 30, 2015.

We plan to bring CÜR Music to market in 2015. We contemplate raising an additional $15-$20 million in conjunction with the planned launch of CÜR Music, to implement our business plan, to market CÜR Music, for content licensing costs, and for general working capital purposes. We are in the process of planning the fundraising, although no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,973,358 for the nine months ended September 30, 2015, as compared to net cash used of $3,526,937 for the nine months ended September 30, 2014. The increase of $2,446,000, or 69%, in net cash used in operations was primarily due to a decrease in the warrant liability of $1,380,000 resulting from a decrease in outstanding warrants that are derivative in nature, a decrease of $1,454,000 in non-cash compensation resulting from the issuance of shares associated with the PPO Side Sale Agreement in 2014, offset by charges associated with the extinguishment of the warrants of $464,000, a decrease in share based consultant compensation of $197,000, and changes to working capital of $1,000,000.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2015 and 2014, we used $19,256 and $64,843, respectively, of cash in investing activities. The cash used in investing activities in the nine months ended September 30, 2015 was for the purchase of computers and related hardware, software, other office equipment such as phones and tablets associated with additional staff and development and testing as well as the purchase of a trademark for CÜR.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2015, we received $2,819,366 in net proceeds from the sale of our securities. Approximately $2,817,000 was received in connection with the Offer to Amend and Exercise Warrants. The remaining proceeds resulted from the exercise of options granted through our employee incentive program. During the nine months ended September 30, 2014, we received $8,303,225 in proceeds from the sale of Common Stock PPO Warrants of the Company in the 2014 PPO. There were debt repayments of $21,000 and $171,000 in the nine months ended September 30, 2015 and 2014, respectively.

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

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer), and Kelly Sardo, our Chief Financial Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our predecessor's disclosure controls and procedures existing as of September 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer), and Kelly Sardo, our Chief Financial Officer and Treasurer (Principal Financial Officer), concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

On September 25, 2015, the Board appointed Sanjan Dhody as a member of the Board. Based upon information requested from and provided by Mr. Dhody concerning his background, employment and affiliations, including family relationships, the Board determined that Mr. Dhody would qualify as "independent" as that term is defined by Nasdaq Listing Rule 5605(a)(2).

In addition, on September 25, 2015, we adopted a Code of Business Conduct and Ethics for our employees, officers and directors (including our principal executive officer, principal financial officer and principal accounting officer) that complies with regulations of the SEC.

Other than these corporate actions, there has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2015, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Convertible Note Offering

On November 13, 2015, we entered into Purchase Agreements with certain Buyers", pursuant to which the Buyers purchased additional Notes in the aggregate principal amount of $580,000.

The aggregate gross proceeds to the Company were $580,000 (before deducting expenses related to the purchase and sale of the Notes of approximately $18,500). The Company will use the net proceeds from the sale of the Notes to make prepayments to content owners, and for marketing expenses, working capital and general corporate purposes. The proceeds for the sale of the Notes were held in escrow, pending closing of the purchase and sale of the Notes, pursuant to the terms of an escrow agreement among the Company, the Buyers, and the escrow agent.

The Notes have an aggregate principal balance of $580,000, and a stated maturity date of 5 years from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, which is also payable on maturity. Upon the closing of a financing by the Company during the term of the Notes involving the sale of at least $2,500,000 in Equity Financing Securities by the Company, all of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will automatically convert in a Mandatory Conversion into Units of the Company's securities at a conversion price per Unit equal to the lesser of (i) $0.50, or (ii) a 15% discount to the price per share of the Equity Financing Securities. Each Unit will consists of one Unit Shares of the Company's Common Stock, and one five-year Unit Warrants to purchase one additional Unit Warrant Shares of the Company's Common Stock at an exercise price of $0.75. At any time prior to a Mandatory Conversion, the note holder may convert all or part of the outstanding principal amount of the Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $0.50 per Unit. Upon failure by the Company to pay any principal amount or interest due under the Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Notes, the entire unpaid principal balance of the Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. The conversion price and number of Units issuable upon conversion of the Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

The Unit Warrants provide for the purchase of shares of the Company's Common Stock an exercise price of $0.75. The Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

Pursuant to a Registration Rights Agreement among the Company and the Buyers, promptly, but no later than 90 calendar days from date that the Notes are converted into Units, the Company will file a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") covering the Unit Shares and Unit Warrant Shares (the "Registrable Shares"). The Company will use its commercially reasonable efforts to ensure that such Registration Statement is declared effective within 180 calendar days of filing with the SEC.

The Company will keep the Registration Statement "evergreen" for one year from the date it is declared effective by the SEC or until Rule 144 is available to the holders of Registrable Shares who are not and have not been affiliates of the Company with respect to all of their registrable shares, whichever is earlier.

The holders of Registrable Shares removed from the Registration Statement as a result of a cutback comment from the SEC will have "piggyback" registration rights for such Registrable Shares with respect to any registration statement filed by the Company following the effectiveness of the Registration Statement that would permit the inclusion of such shares, for a period of 2 years after the effective date of the Registration Statement.

The issuance of the Notes and, upon conversion of the Notes, the issuance of the Unit Shares and Unit Warrants and, upon exercise of the Unit Warrants, the issuance of the Unit Warrant Shares, in connection with these transactions is exempt from registration under Section 4(a)(2) and/or Rule 506 of Regulation D as promulgated by the SEC under of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Stock Option Grants

Between August 15, 2015 and November 13, 2015, we issued an aggregate of 25,000 non-statutory stock options under our 2014 Equity Incentive Plan ("2014 Plan") and an aggregate of 500,000 non-statutory stock options under our 2015 Equity Incentive Plan ("2015 Plan") to employees and directors of the Company at per share exercise prices ranging from $0.52 to $0.63, the closing sale prices of our Common Stock on the OTC Markets OTC marketplace on the dates of grant.

The issuances of the non-statutory stock options in connection with these transactions were exempt from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Master Multiple Services Agreement with Digitas, Inc.

On July 1, 2015, we entered into a Master Multiple Services Agreement with Digitas, Inc. (the "Digitas Master Multiple Services Agreement"). Under the terms of the agreement, Digitas will provide strategic planning, media buying, marketing and creative support tied to the launch of our its next generation music streaming app, CÜR Music, which is scheduled for 2015.

In consideration for these services, we agreed to pay Digitas a monthly services fee. We will also reimburse Digitas for its pre-approved expenses. Payments are due within thirty (30) days of the date of receipt of any invoice.

The Digitas Agreement will remain in effect until it is terminated by either party (a) following notice to the other party of a material breach under the Digitas Agreement, if such material breach is not cured within thirty (30) days, (b) if the other party makes an assignment for the benefit of creditors, becomes subject to a bankruptcy proceeding, is subject to the appointment of a receiver, or admits in writing its inability to pay its debts as they become due, or (C) upon ninety (90) days prior written notice to the other party.

The Digitas Agreement is filed as Exhibit 10.6 to this report and incorporated herein by reference.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description
3.1	3.1	Amended and Restated Bylaws of the Registrant(1)
4.1	4.1	Form of 12% Unsecured Convertible Promissory Note(2)
4.2	4.2	Form of Unit Warrant(2)
10.1	10.1	2015 Equity Incentive Plan of the Registrant(1)†
10.2	10.2	Form of Non-Qualified Stock Option Agreement of the Registrant(1)
10.3	10.1	Form of Securities Purchase Agreement(2)
10.4	10.2	Form of Escrow Agreement(2)
10.5	10.3	Form of Registration Rights Agreement(2)
10.6	*	Master Multiple Services Agreement, dated July 1, 2015, between the Registrant and Digitas, Inc.
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

______________
* Filed herewith

† Management contract or compensatory plan or arrangement

(1)     Filed with the Securities and Exchange Commission on September 29, 2015, as an exhibit, numbered as indicated above, to the Registrants' Current Report on Form 8-K, dated September 25, 2015, which exhibit is incorporated herein by reference.

(2)     Filed with the Securities and Exchange Commission on October 26, 2015, as an exhibit, numbered as indicated above, to the Registrants' Current Report on Form 8-K, dated October 20, 2015, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CÜR MEDIA, INC.

Dated: November 16, 2015	By:	/s/ Thomas Brophy
Name: Thomas Brophy
Title: President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: November 16, 2015	By:	/s/ Kelly Sardo
Name: Kelly Sardo
Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description
3.1	3.1	Amended and Restated Bylaws of the Registrant(1)
4.1	4.1	Form of 12% Unsecured Convertible Promissory Note(2)
4.2	4.2	Form of Unit Warrant(2)
10.1	10.1	2015 Equity Incentive Plan of the Registrant(1)†
10.2	10.2	Form of Non-Qualified Stock Option Agreement of the Registrant(1)
10.3	10.1	Form of Securities Purchase Agreement(2)
10.4	10.2	Form of Escrow Agreement(2)
10.5	10.3	Form of Registration Rights Agreement(2)
10.6	*	Master Multiple Services Agreement, dated July 1, 2015, between the Registrant and Digitas, Inc.
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

____________
* Filed herewith

† Management contract or compensatory plan or arrangement

(1)     Filed with the Securities and Exchange Commission on September 29, 2015, as an exhibit, numbered as indicated above, to the Registrants' Current Report on Form 8-K, dated September 25, 2015, which exhibit is incorporated herein by reference.

(2)     Filed with the Securities and Exchange Commission on October 26, 2015, as an exhibit, numbered as indicated above, to the Registrants' Current Report on Form 8-K, dated October 20, 2015, which exhibit is incorporated herein by reference.

