Form 10-K
period 2015-12-31
CUR MEDIA, INC.
filed 2016-04-14
CIK 1556226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-55346

CÜR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0375741
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2217 New London Turnpike South Glastonbury, CT	06073
(Address of principal executive offices)	(Zip Code)

(860) 430-1520
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of June 30, 2015, there were 31,720,247 (pre-split) shares of the registrant's common stock, par value $0.0001 per share, issued and outstanding. Of these, 22,499,855 (pre-split) shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on June 30, 2015 was $15,299,901.40, based on the closing sale price of $0.68 per share (pre-split) for the registrant's common stock as quoted on the OTC Markets OTCQB marketplace.

As of March 31, 2016, there were 2,440,336 (post-split) shares of the registrant's common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

As previously reported in a Current Report on Form 8-K we filed with the Securities and Exchange Commission ("SEC") on February 16, 2016, on February 9, 2016 we filed a certificate of amendment ("Certificate of Amendment") to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which, effective as of February 16, 2016, we effected a reverse stock split of our common stock, $0.0001 par value per share ("Common Stock") at a rate of 1-for-13 (the "Reverse Stock Split").

Upon effectiveness of the Reverse Stock Split, every 13 outstanding shares of our Common Stock ("Old Common Stock") were, without any further action by us, or any holder thereof, combined into and automatically became 1 share of our Common Stock ("New Common Stock"). Any fractional shares were rounded up to one whole common share. All shares of Common Stock eliminated as a result of the Reverse Stock Split have been cancelled such that they have been returned to our authorized and unissued capital stock, and our capital has been reduced by an amount equal to the par value of the Old Common Stock so retired.

Prior to the filing of the Certificate of Amendment, we had an authorized capital of 310,000,000 shares of capital stock consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, $0.0001 par value per share ("Preferred Stock"). Prior to the filing of the Certificate of Amendment, we had (a) 31,720,247 shares of Common Stock issued and outstanding and (b) 268,279,753 authorized and unissued shares of Common Stock. As a result of the filing of the Certificate of Amendment, and effectiveness of the Reverse Stock Split, the 31,720,247 shares of Common Stock issued and outstanding became 2,440,336 shares of Common Stock, $0.0001 par value per share, and the 268,279,753 authorized and unissued shares of Common Stock became 297,559,664 shares of Common Stock, $0.0001 par value per share. The Reverse Stock Split did not change our current authorized number of shares of Common Stock. Of the 10,000,000 shares of our Preferred Stock authorized, none of the shares of Preferred Stock are issued and outstanding. The Reverse Stock Split had no effect on authorized Preferred Stock.

Except for de minimus adjustments that resulted from the treatment of fractional shares, the Reverse Stock Split did not have any dilutive effect on our stockholders since each stockholder holds the same percentage of our Common Stock outstanding immediately following the Reverse Stock Split as such stockholder held immediately prior to the Reverse Stock Split.

As a result of the Reverse Stock Split, the number of shares of our Common Stock that may be purchased upon exercise of outstanding warrants, options, or other securities convertible into, or exercisable or exchangeable for, shares of our Common Stock, and the exercise or conversion prices for these securities, have also be ratably adjusted in accordance with their terms.

On February 10, 2016, the Financial Industry Regulatory Authority ("FINRA") notified us that the Reverse Stock Split would take effect in the over-the-counter market at the start of business on February 17, 2016 (the "Effective Date"). At the open of trading on the Effective Date, our trading symbol changed from "CURM" to "CURMD". The D was removed twenty (20) business days after the Effective Date, at which time our new symbol became "CURM".

All share and per share numbers in this report relating to our Common Stock prior to the Reverse Stock Split have been adjusted to give effect to the Reverse Stock Split, unless otherwise stated.

2

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	Our ability to attract and retain management with experience in digital media including digital music streaming, and similar emerging technologies;
•	Our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and publisher rights organizations;
•	Our expectations regarding market acceptance of our products in general, and our ability to penetrate the digital music streaming market in particular;
•	The scope, validity and enforceability of our and third party intellectual property rights;
•	Our ability to comply with governmental regulation;
•	The intensity of competition; and
•	Changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas.

These risks and others described under the section "Risk Factors" below are not exhaustive.

Given these uncertainties, readers of this Annual Report on Form 10-K ("Annual Report") are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the "Company", "CÜR Media", "we", "us", or "our", are to CÜR Media, Inc., and its consolidated subsidiary, CÜR Media, LLC, a Connecticut limited liability company.

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

In addition, on January 31, 2014, we increased our number of authorized shares to 310,000,000 shares, consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of Preferred Stock.

Further, on January 31, 2014, our Board authorized a 1.26953123-for-1 forward split of our Common Stock, in the form of a dividend, pursuant to which each holder of our Common Stock as of the record date received 1.19260815 additional shares of Common Stock for each one share owned.

On February 16, 2016, we effected a 1-for-13 Reverse Stock Split of our outstanding shares of Common Stock. Share and per share numbers in this report relating to our Common Stock have been retrospectively adjusted to give effect to this Reverse Stock Split, unless otherwise stated.

Our principal executive offices are located at 2217 New London Turnpike, South Glastonbury, CT 06073, USA. Our telephone number is 1-860-430-1520. Our primary website address is www.curmusic.com.

Our Business

Our CÜR-branded Internet music service ("CÜR Music"), to be comprised of three progressively priced and increasingly functional tiers, will provide a paid subscription internet radio service offering listeners streaming music on the web and mobile devices. CÜR Music began as Raditaz, a free internet radio product, which was launched in 2012, and had iPhone and Android applications in addition to a website at www.raditaz.com. We improved and enhanced our product in 2012, and, by mid-2013, we had over 150,000 monthly unique users using Raditaz. We took the Raditaz iPhone and Android applications, and our website, offline to focus our resources on the development of CÜR Music. We plan to launch our enhanced product offering in the third fiscal quarter of 2016.

Our Service

CÜR Music is a new social streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on mobile devices and the web. CÜR Music will target consumers who are seeking a more comprehensive music streaming service than current free, ad-supported music streaming products. Upon launching, two subscription levels will be offered for a monthly cost to the consumer of starting at $1.99 for the first subscription level and $4.99 for the second subscription level. A full on-demand product has been developed and will be available post launch.

As designed, the CÜR Music product includes a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, and with a limited on-demand offering. The limited on-demand offering is a CÜR8, eight songs chosen by the user for them to use on an on-demand basis. In addition, CÜR Music includes functionality that enables consumers to curate their playlists with photos and short personal videos and to share music with their friends. The product includes social features that allow users to follow and be followed by other users, view activity and listen to other users' limited on-demand CÜR8.

The primary business is CÜR Music, a music service that will give listeners access to millions of songs that can be listened to using CUR's algorithmic internet radio stations, CÜR's genre and theme-based stations, and through CUR's on-demand listening features. In addition to the ability to stream music, subscribers are able to personalize their playlists, buy music downloads, share songs with friends and add photos and short personal videos to songs in their playlists and to songs in the sharing process.

Our business plan also includes a second revenue stream of personalized advertising, which we do not intend to interrupt a music stream, but targets a user's listening habits. We believe the advertising will be in the form of, display ads, email and/or text messages. We intend to integrate personalized advertising into certain aspects of CÜR's product in late 2016 or 2017.

Our business plan further includes a third revenue stream from the sale of music, concert tickets and merchandise through our music streaming service, tailored to each listeners taste based on prior listening trends. We plan to begin to sell concert tickets and merchandise at a later date after the launch of CÜR Music.

In addition, our business plan includes distributing CÜR Music's music streaming service through Apple's iTunes App Store to iOS devices, Google's Google Play Store to Android devices and the internet among other distribution channels and platforms. At launch, we plan to have an iPhone application, an iPad application, an Android application and a website.

We plan to source our music from MusicNet, Inc. d/b/a Media Net Digital, Inc. We will use Amazon web services, and services from other technology providers, to support certain of the technological needs of the business.

We have executed formal contracts with major music labels including Universal Music Group, Sony Music Entertainment and Warner Music Group. We will, in order to launch our music service, enter into content licensing agreements with certain independent music labels, music publishers and publisher rights organizations. The cost of entering into content licensing agreements with major music labels, publisher rights organizations and publishers is expected to include legal and consulting fees as well as approximately $9 million in prepayments to content providers, which is due to be paid by June 15, 2016. We have a dedicated team of software engineers, led by our Chief Technology Officer and Chief Operating Officer, working on enhancing the technology platform, as well as the iOS and Android applications and the CÜR Music website. We are currently fine-tuning the user interface and user experience of CÜR's iPhone, iPad and Android applications, our website, and our backend systems, and will continue to do so through launch. CÜR Music's iOS app and CÜR Music's Android app have been approved by the iTunes App Store and the Google Play Store, respectively. Our Beta testing is underway with hundreds of registered testers. Our Chief Marketing Officer is developing the marketing timeline for marketing the launch of CÜR Music which includes paid media, public relations, social media, event sponsorships and marketing through influencers. Success of those strategies will determine the amount of marketing spending allocated to each of these marketing strategies.

Not including non-cash expenses, we have spent approximately $14.7 million on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, for the time period since the Contribution in January 2014 through December 31, 2015. Of the total $14.7 million, approximately $11.9 million is related to research and development and approximately $2.8 million is related to general and administrative costs. In addition to the aforementioned costs, we expect to pay approximately $9.0 million dollars as prepayments in connection with the agreements that we have with the major music labels, independent labels and publishers.

We plan to bring CÜR Music to market in the third fiscal quarter of 2016. In order to do so, we need to raise approximately $15.0 million, to implement our business plan, market CÜR Music, for content license costs, and for general working capital. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Source and Content

We entered into an agreement (the "Rovi Data License and Service Agreement") withRovi Data Solutions and Veveo, Inc. ("Rovi") on July 1, 2014, a leading music data company, to utilize their platform for generating music playlists for CÜR Music users. Pursuant to the agreement, the Company acquired the limited, non-exclusive, non-transferable right to use, display, communicate, reproduce and transmit Rovi's data. In addition, Rovi will provide custom development of search and voice capabilities to provide a robust music experience. The Rovi Data License and Service Agreement remains in effect through and including December 31, 2017. The Company has the option to extend the term of this agreement for additional, indefinite, one year periods. During the term of the Rovi Data License and Service Agreement, and as consideration for the grant of rights and license of Rovi's data, the Company agreed to pay Rovi a monthly minimum charge during the development period which is the period where data will be used for internal, non-public, non-commercial uses. In addition, the Company has agreed to pay Rovi a minimum per month during the first initial term, subsequent to launch date until March 14, 2016. For each subsequent term, consideration paid will depend on the number of subscribers to the Company's CÜR Music product.

We also entered into an agreement (the "MediaNet Service Agreement") with MusicNet, Inc. d/b/a MediaNet Digital, Inc. ("MediaNet") on November 10, 2014, from which we will source our music. Pursuant to the agreement, MediaNet will provide the Company a catalog of sound recordings and metadata which enables and provides for the delivery of sound recordings to end users of the Company's CÜR Music application. The MediaNet Service Agreement remains in effect for a period of three years following the effective date of November 7, 2014. The MediaNet Service Agreement will automatically renew for successive one year terms unless terminated by MediaNet or the Company. The Company will pay a set-up fee to MediaNet prior to launch. In addition, the Company has agreed to pay MediaNet a monthly technology licensing fee during the initial term, a monthly usage fee, and will pay for any additional professional services and technical assistance or customization.

We contracted with Zuora, Inc. ("Zoura") on July 31, 2014. Pursuant to the agreement with Zoura, we will be using Zuora's technology platform to administer the subscription process related to credit card billing and collection. Zuora will provide the Company non-exclusive, non-transferable worldwide limited license to use Zuora's online integrated subscription management, billing, and data analysis services. The initial order form covered the implementation and development period ending October 31, 2014. In addition, the Company has agreed to an initial 36 month service term, subsequent to implementation through October 31, 2017.

We plan to use Amazon web services, and services from other technology providers, to support certain of the technological needs of the business.

Content Licensing

General

The Company has entered into agreements ("Music Label Agreements") with certain music labels ("Music Labels"), pursuant to which the Company has been provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels (the "Label Materials") in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Company has also entered into agreements ("Publishing Agreements") with certain music publishing companies ("Music Publishers"), pursuant to which the Company has been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers (the "Publisher Materials") in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the "Content Agreements," the Music Labels and Music Publishers may be collectively referred to herein as the "Content Providers," and the Label Materials and Publisher Materials may be collectively referred to herein as the "Licensed Materials."

The terms of the Content Agreements will continue for periods of up to three years. Among other reasons, a Content Agreement may be terminated following the occurrence of an uncured breach of any material representation, warranty, covenant or agreement.

Except as otherwise agreed by a Content Provider in writing, the Licensed Materials may not be syndicated, co-branded, or bundled with any other product or service of the Company or a third party. The Company's rights under the Content Agreements may not be transferred without the respective Content Provider's consent.

The Company has agreed to indemnify the Content Providers against, among other things, claims arising out of the operation of CÜR Music, third party infringement claims, or any breach by the Company under the Content Agreements.

The Content Agreement contains customary provisions regarding confidentiality.

Pursuant to the Content Agreements, the Company is required to pay certain minimum content fees over the term of the Content Agreements as follows: $14.0 million in the first year of the agreements, $25.5 million in the second year of the agreements, and $18.5 million in the third year of the agreements. Pursuant to certain of the Content Agreements, the Company was required to make initial payments of content fees to the applicable Content Providers, in the aggregate amount of $8.0 million, on January 31, 2016. The Company was not able to make these initial payments when due. Each of the applicable Content Agreements provides that, upon the Company's failure to make the required initial payment, the applicable Content Provider will provide the Company with written notice, and an opportunity to cure. The cure periods in the Content Agreements range from 10 to 30 days. If the Company does not make a required payment to the respective Content Provider within the specified cure period, such Content Provider has the right to terminate the applicable Content Agreement, in its sole discretion. If any of the applicable Content Providers terminates the Company's Content Agreement with them it may result in a loss of current subscribers, impact the Company's ability to add new subscribers, and impact the Company's relationships with other content providers, any of which would have a negative effect on the Company's operations. To date, the Company has not received any written notices of default. In addition, each of the applicable Content Providers has orally agreed to provide the Company with additional time to make the required initial payments. The extensions range from 90 to 120 days.

We intend to enter into content licensing agreements with certain independent labels prior to the launch of CÜR Music. We plan to negotiate and execute other independent label content licensing agreements subsequent to the launch of CÜR Music. We also intend to enter into content licensing agreements with music publishers and publisher rights organizations. When we enter into these content license agreements with these labels, publishers and publisher rights organizations, our platform is expected to provide end users access to millions of sound recordings.

Marketing

We plan to bring a transformative music service to market by focusing intently on Millennials, and creating a brand that is more personal and accessible than any other music service in the marketplace. Three pillars will combine to be the lynch pin of how we connect to our fans and potential users to spur downloads of the music application; paid media, event marketing and social media.

Competition for Listeners

We face competition from larger and more established media service providers. We must compete for the time and attention of listeners with more established companies offering similar services. We compete on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of ad load, brand awareness and reputation. We also will compete for listeners on the basis of our presence and visibility as compared with other providers that deliver content through the internet, mobile devices and consumer products. Many of our current and potential future competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. For additional details on risks related to competition for listeners, please refer to the section entitled "Risk Factors" below.

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

•

Internet Radio Providers. We also compete directly with emerging non-interactive online radio providers such as Pandora, Apple iTunes Radio, iHeart Radio, Slacker Personal Radio and CBS's Last.fm. We could face additional competition if known incumbents in the digital media space choose to enter the internet radio market.

•

Other Audio Entertainment Providers. We face competition from providers of interactive on- demand audio content and pre-recorded entertainment, such as Apple's Apple Music and iTunes Music Store, Spotify, Rdio, Rhapsody, Beats Music (Apple, Inc.), Google Play, Tidal and Amazon, among others that allow listeners to select the audio content that they stream or purchase. This interactive on-demand content is accessible in automobiles and homes, using portable players, mobile phones and other wireless devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

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

Our competitive advantages include:

•	We plan to launch with the lowest priced music service in the United States approved by the labels.
•	Our product will not contain interruptive advertising. This feature will be attractive for all music listeners that do not want their music constantly interrupted with audio "ads".
•	Our product is the first social music streaming service that enables users to share songs and integrate their music with photos and personal video.
•	Our product is the first hybrid music streaming service that offers internet radio style listening capability with an on-demand component that includes an 8 song musical selfie - the CÜR8.
•	Our product features a unique, user interface and experience with our "buttonless player".

Competition for Advertisers

We intend to generate a portion of our revenue from advertising on our website and mobile applications. We will be in competition for potential advertisers with other content providers for a share of our advertising customers' overall marketing budgets. We anticipate having to compete on the basis of a number of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure and ability to deliver large volumes or precise types of ads to targeted demographics. We believe that our ability to deliver targeted and relevant ads across a wide range of platforms allows us to compete favorably on the basis of these factors and justify a long-term profitable pricing structure. However, the market for online and mobile advertising solutions is intensely competitive and rapidly changing, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. For additional details on risks related to competition, please refer to the section entitled "Risk Factors" below.

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

We have registered the internet domain name www.curmusic.com for our website, as well as various other domain names. We have registered trademarks for "Raditaz" and "Tunevision" and "CÜR."

Research and Development

Prior to launch, we are devoting substantially all of our financial and business focus to enhance the product, raise capital, negotiate content licensing arrangements and build our technology infrastructure.

Research and development expenses were approximately $7.9 million for the year ended December 31, 2015, comprised primarily of employee wages and professional services associated with the CÜR Music application development of the user interface, user experience, back-end technology on all platforms, iOS, Android and Web. Research and Development also include the costs of content while in development and Beta.

Customer Concentration

We currently have approximately 100 subscribers to our public beta as we are still developing our product and have not launched a commercial product.

Employees

As of the date hereof, we have approximately 25 full-time regular employees. None of our employees are covered by collective bargaining agreements, and, generally, we consider our relations with our employees to be good. The Company has not paid its employees for work in the first quarter of 2016. It is the Company's intention to pay the accrued payroll as soon as practicable. Two of the Company's former employees have filed claims against the Company for payment of unpaid wages.

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

We are developing CÜR Music and have not yet begun any commercial operations. Historically, we were a shell company with a limited operating history in an unrelated business and no assets other than cash. Upon consummation of the Contribution with CÜR Media, LLC, we redirected our business focus towards the development and commercialization of a music streaming subscription service. Although CÜR Media, LLC was incorporated in 2008, it did not launch its Raditaz DMCA-compliant internet radio product until 2012. Subsequently, the Raditaz iPhone and Android applications and website were taken offline to focus resources on the development of CÜR Music, which we plan to launch in the third fiscal quarter of 2016. Therefore, both the Company and CÜR Media, LLC have limited operating histories upon which an evaluation of our business plan or performance and prospects can be made. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, the development of a product, as well as those risks that are specific to our proposed business in particular. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be accepted in the market. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results will be materially and adversely affected.

Given our limited operating history, management has little basis on which to forecast future demand for our products. The current and future expense levels of the Company following the Contribution are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the business of the Company is new and its market has not been developed. We do not expect meaningful revenues until late 2016 or early 2017. If the forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected.

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

We raised an aggregate of approximately $9,680,300 in our private placement financing with respect to which closings occurred on January 28, 2014, March 14, 2014 and March 28, 2014 (the "2014 PPO") (before deducting placement agent fees and expenses of approximately $1,529,000). On April 6, 2015, we consummated an offer to amend and exercise warrants originally issued in the 2014 PPO (the "Offer to Amend and Exercise Warrants"), pursuant to which we raised an aggregate of approximately $3,233,500 (before deduction placement agent fees and expenses of approximately $417,000). In addition, we sold 12% Unsecured Convertible Promissory Notes in the aggregate principal amount of $2,113,500 (before deducting fees and expenses of approximately $45,000) in our 2015 Note Offering (as defined below), of which $586,000 in proceeds were from members of the Board, and 12% Senior Secured Convertible Promissory Notes in the aggregate principal amount of $2,000,000 (before deducting placement agent fees and expenses of approximately $223,519) in our 2016 Note Offering (as defined below), of which $255,060 in proceeds were from members of the Board. If we are unable to raise $15.0 million in additional financing, we will not have sufficient funds to complete the development of CÜR Music, make advance payments to the record labels and publishers and to begin to execute our marketing plan. This belief is based on our operating plan which in turn is based on assumptions, which may prove to be incorrect. Because timing is uncertain, we may need to raise additional funds in order to implement our business plan, support our growth, develop new or enhanced services and products, respond to competitive pressures, acquire or invest in complementary or competitive businesses or technologies, or take advantage of unanticipated opportunities. We cannot be sure that this additional financing, will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms, or at all, we may be unable to develop or enhance our products and services, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on the Company's financial statements at December 31, 2015 and 2014 appearing elsewhere herein, that included an explanatory paragraph referring to our recurring net losses and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to commercialize our products giving us access to additional cash resources, we will be required to curtail or cease our operations.

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

The market for streaming music on the internet and on mobile devices has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue and income potential of our business is uncertain. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and rapidly evolving market, which risks and difficulties include, among others:

•	Our relatively new, evolving and unproven business model.
•	Our ability to build our listener base and our paid subscriber base.
•	Our ability to effectively convert users from free trial to paid subscription service.
•	Our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and publisher rights organizations.
•	Our ability to attract advertisers, and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable to us.
•	Our ability to develop and maintain relationships with makers of mobile devices, consumer electronics products and automobiles.
•	Our ability to develop and maintain relationships with Apple's iTunes Store (App Store), Google's Google Play Store, and other distribution platforms.
•	Our operation under an evolving music industry licensing structure that may change or cease to exist, which in turn may result in significant increase in operating expenses.

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

We believe that our future success is highly dependent on the continued services of our key officers, employees, and Board members as well as our ability to attract and retain highly skilled and experienced technical personnel. The loss of their services could have a detrimental effect on our operations. The departure of Thomas Brophy, our President and Chief Executive Officer, and Chairman of our Board of Directors, Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer, Michael Betts, our Chief Technology Officer, John Egazarian, our Chief Operating Officer, J.P. Lespinasse, our Chief Marketing Officer, Joseph LaPlante a/k/a Jay Clark, our Chief Content Officer, or any major change in our Board or management, such as the departure of our Directors, William Campbell, Sanjan Dhody, or Jay Samit could adversely affect our operations.

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

After the launch of CÜR Music, we may decide to provide non-musical content such as talk, comedy, news, weather, or other areas where we may have less experience or where we could be subject to additional business, legal, financial, and competitive risks. We have not identified a timeframe in which we may expand into new areas of content.

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

We have taken our beta product, Raditaz, offline in order to develop CÜR Music. We intend to transition former beta users of Raditaz to CÜR Music through a targeted communication strategy. However, there are no assurances that users of Raditaz will transition to CÜR Music. If Raditaz's beta users do not transition to CÜR Music, CÜR Music's capital needs, results of operations, viability and growth prospects may be adversely affected.

Much of the success of our business plan relies on the accuracy of our business and customer research.

We engaged an outside research firm to conduct a research study regarding, among other things, the demand for CUR Music's proposed product and features set. Our product was built and negotiations with the labels were conducted with the results of this research in mind. If the results of the research study prove to be inaccurate, our capital needs, results of operations, viability and growth prospects will be adversely affected.

The success of our products relies heavily on the use of search technologies and marketing campaigns to drive users to our websites and mobile applications.

We intend to utilize search technologies and services, to engage in marketing campaigns and referral relationships, to use social platforms, to use a marketing agency, and to use influencers, among other means, to drive user traffic to our websites and mobile applications. If we are unable to utilize search technologies and other services that generate significant traffic to our websites and mobile applications, or we are unable to enter into or continue distribution relationships that drive significant traffic to our websites, our business could be harmed, causing our revenues to decline.

Our current marketing budget may not be sufficient to obtain budgeted subscriber levels. We may have to spend more than our marketing plan calls for to obtain new subscribers.

We anticipate incurring significant expenses to obtain and maintain our subscribers. We will utilize a number of different channels and partnerships, including but not limited to social media partners, to do so and we may be required to expend greater resources on advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of our brand which would adversely affect our operating results and may not be effective.

We may not be able to retain, find and/or hire employees with the necessary skills to maintain and enhance the necessary software applications that are necessary to operating and growing the business.

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

There are no assurances that our development team can build all of CÜR Music's planned product features.

While our application has been built and tested, our software applications may not continue to work as intended. We have designed and built CÜR Music to include features that may be considered ambitious and untested, such as a library of several million songs, on-demand playlists, unlimited song skip and repeat functionality, social features, lyric synchronization, photo and video integration and storage and more. The technology is extremely complex and there are no assurances that the product features will continue to function as built. If we are not able to prevent and or fix issues with the application, our capital needs, results of operations, viability and growth prospects will be adversely affected.

If we fail to accurately predict and play music that our listeners enjoy, we may fail to retain existing and attract new subscribers, both online and offline.

Our personalized playlist generating system has been developed through a partnership with a digital entertainment service provider, Rovi, and is being designed to enable us to predict listener music preferences and select music content tailored to our listeners' music tastes. While this third party provider has invested significant resources in refining these technologies, we cannot assure you that such investments will continue in the future or yield an attractive return or that such refinements will be effective. The effectiveness of personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback, and we have no assurance that we will be successful in enticing listeners to provide feedback sufficient for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional songs that will appeal to our listeners' diverse and changing tastes. Our ability to predict and select music content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, convert free listeners to paid subscribers, increase listener hours and sell advertising.

We are subject to a number of risks related to credit card and debit card payments that we plan to accept, and we may not be able to enter into an economically favorable credit and debit card processing arrangements.

Our subscription business, which we project will make up more than 80% of our total revenue, will be completely dependent on our ability and third party processors' abilities to process monthly subscription payments through credit and debit card processing methods. Any disruption in this service could adversely affect our business.

For credit and debit card payments, we will be required to pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our products, or suffer an increase in our operating expenses, either of which could adversely affect our business, financial condition and results of operations.

If we, or any of our processing vendors, have problems with our billing software or our third party's billing software, or the billing software malfunctions, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software or our third party's billing software fails to work properly and, as a result, we do not automatically charge our subscribers' credit cards on a timely basis or at all, our business, financial condition and results of operations could be adversely affected.

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

We anticipate charging a monthly fee for our base platform. We anticipate our base platform to represent as much as 85% of subscription revenues. Our business model is unproven, and if we have to adjust our subscription prices lower, the lower revenue could adversely affect our business. Conversely, if we have to adjust our subscription prices higher, it would be more difficult to attract and retain our subscribers, and the impact would likely cause a negative trend in our subscriber retention numbers, and could adversely affect our business.

Our product is vulnerable to service disruptions and software problems.

Our users will be entirely dependent on our mobile phone application and website working properly for their enjoyment. Any disruption in these services could cause us to lose subscribers and harm our business.

Loss of partners and potential partners who provide content that we distribute to our customers could have a negative impact on our business.

Our technology and CÜR Music product will be dependent upon content and technology companies such as MediaNet, Amazon, Google, Apple, Microsoft, Rovi, Universal Music Group, SONY Music Entertainment and Warner Music Group, and others, for the provision of digital music song library, creation of customized playlists and the hosting of our services. A loss of these content providers or a technical issue with these providers could materially disrupt our business.

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

As new demands strain our infrastructure, scalability issues may emerge, impeding performance.

The power to expand our music platform to support growing user communities, launch new services, integrate more data, and handle greater workloads is fundamental to business growth. Data management architectures have their scaling limits. If business requirements exceed those limits, the data management system may not scale to provide critical new services, may not respond quickly to growing users and complex functionality, may degrade with new applications and may not be able to meet service level commitments.

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

Our CÜR brand name is very important to us, and any degradation in our stature and reputation in the market may adversely affect our business.

Our failure to drive advertising revenue could harm our business.

While we anticipate revenue from advertisements to be a non-core revenue generator and eventually make up approximately 5% of total revenue, advertising revenue will still be an important factor in determining our financial success. Advertising within the application is not planned for launch but is anticipated soon after launch. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including, but not limited to, the number of users and subscribers and the number of listener hours on CÜR Music, keeping pace with changes in technology and the competition, and competing effectively for advertising dollars from other online marketing and media companies.

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

Our advertisers' usage may decline or fluctuate as a result of a number of factors, including, but not limited to:

•	the performance of their display and audio ad campaigns and their perception of the efficacy and efficiency of their advertising spending through CÜR Music;
•	changes in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers' spending priorities;
•	our ability to deliver display, audio ad campaigns in full, i.e., our ability to serve each requested impression;
•	their satisfaction with our solutions and our client support;
•	the ability of our optimization algorithms underlying our solutions to deliver better rates of return ad spending dollars than competing solutions;
•	seasonal patterns in advertisers' spending, which tend to be discretionary;
•	the pricing of our or competing solutions; and
•	reduction in spending levels or changes in brand advertisers' strategies regarding advertising spending

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

Selling ads requires that we demonstrate to advertisers that our service has substantial reach, and we may rely on third parties to quantify the reach of our service. These third- party ratings may not reflect our true listening audience and the third parties may change their methodologies, either of which could adversely impact our business. Third-party independent rating agencies have not yet developed rating systems that comprehensively and accurately measure the reach of our service. We expect that in the future these rating agencies will begin to publish increasingly reliable information about the reach of our service. However, until then, in order to demonstrate to potential advertisers the reach of our service, we must supplement third-party ratings data with our internal research, which is perceived as less reliable than third- party numbers. If our mobile audience becomes rated, it is not clear whether the measurement technology of the third-party rating agencies will initially integrate with ours or whether their methodology will accurately reflect the value of our service. If such third-party ratings are inaccurate or we receive low ratings, our ability to convince advertisers of the benefits of our service would be adversely affected.

We will have significant competition from other services that stream music to users of the internet and mobile devices.

The streaming music industry is heavily saturated with competitors, many of which offer ad-supported free music listening. We do not plan for CÜR Music to have a free, ad- supported product, like many of our competitors. If we decide to integrate a free, ad-supported product into CÜR Music, our capital needs, results of operations, viability and growth prospects may be adversely affected.

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

Google and Apple assess a fee equal to 30% of purchases made within applications on their platforms (Android and iOS). If we are unable to have a significant percentage of our subscribers subscribe to CÜR Music through a web browser outside of these platforms, our business, financial condition and/or results of operations will be adversely affected. If we are unable to reach agreement with music labels on acceptable terms, where users subscribe through the Android and iOS platforms, our business, financial condition and/or results of operations will be adversely affected. Further, if Apple, Google, Amazon or other companies change the structure of their online stores, we may not be able to get customers to download our applications.

Many of our potential subscribers may be young and may not have access to credit cards or have the ability to pay for CÜR Music.

If we are unable to provide adequate payment options for younger potential subscribers, our business, financial condition and/or results of operations will be adversely affected.

We may not be able to negotiate economically viable agreements with all of the major and significant independent music publishers and Performing Rights Organizations.

We must license musical work rights from an array of music publishers and performing rights organizations. We are finalizing our agreements with the major and significant independent music publishers and we expect to have secured these agreements rights prior to the launch of CÜR Music. If music publishers withdraw all or a portion of their musical works from performing rights organizations for public performances by means of digital transmissions, then we may be forced to enter into direct licensing agreements with these publishers at rates which may not be economically viable, or we may be unable to reach agreement with these publishers at all, which could adversely affect our business, our ability to attract and retain listeners, financial condition and results of operations. We intend to enter into licensing agreements on economically viable terms with performing rights organizations, and if we are unable to secure licenses on economically viable terms this could adversely affect our ability to operate the service.

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

Some of our services and technologies may use "open source" software, which may restrict how we use or distribute our service or require that we release the source code of certain services subject to those licenses.

Some of our services and technologies may incorporate software licensed under so-called "open source" licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We rely on multiple software programmers to design our proprietary technologies, and we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into our proprietary products and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re- engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations and prospects.

We are required to indemnify management and its affiliates for their good faith actions. Indemnification may cause any liability they incur to be paid by us.

We are required to indemnify management and its affiliates for any liabilities they incur in connection with business if incurred in good faith, in a manner reasonably believed to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Management is not liable to the company for any act or omission it may make in good faith and that it believes is in the company's best interest, except for acts of gross negligence or willful misconduct. Under certain circumstances, management will be entitled to indemnification from the company for losses it or any affiliate, employee, officer, director, or owner incurs in defending actions arising out of their position as or with management.

We may not be successful in distributing our products on the internet or on mobile devices, or using a paid marketing strategy on the internet, on mobile devices, on tablets, or offline.

More individuals are utilizing non-Personal Computer ("PC") devices to access the Internet and our services, and versions of our services developed or optimized for these devices may not gain widespread adoption by users, manufacturers or distributors of such devices or may not work on these devices, based on the broad range of unique technical requirements that may be established for each device by their manufacturers and distributors globally.

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

Significant competition from traditional offline music distribution competitors, from larger media companies like Apple, Google, Spotify, Amazon and others, and from other online digital music services, as well as online theft or "piracy", could have a negative impact on our business.

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
•

reluctance to allow personally identifiable data related to non- U.S. citizens to be stored in databases within the United States, due to concerns over the U.S. government's right to access information in these databases or other concerns;

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

Delaware law and our Certificate of Incorporation could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, and thereby adversely affect existing stockholders.

The Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. Delaware law imposes conditions on certain business combination transactions with "interested stockholders." These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Our Certificate of Incorporation empowers the Board to establish and issue a class of Preferred Stock, and to determine the rights, preferences and privileges of the Preferred Stock. These provisions give the Board the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the Common Stock.

Third Party Risks

We will rely on third parties to provide software and related services necessary for the operation of our business.

We are incorporating and including third-party software into and with our applications and service offerings and expect to continue to do so. The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. In addition, we have not requested and have not performed, or had performed, a freedom to operate or right to use investigation to determine whether the platform we intend to use to provide our music streaming service infringes any third party patents. Any impairment in our relationship with these third-party licensors could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We will depend upon third party licenses for musical works and content and the ability to obtain these licenses, and/or change to or loss of these licenses could increase our operating costs or adversely affect our ability to retain and expand our listener base, and therefore could adversely affect our business.

We must license all of CÜR Music's musical works, sound recordings and related content from major and independent music labels as well as publishers and performing rights organizations ("PROs"). We must secure content from these owners and approvals from some of these owners with respect to CÜR Music's features that would grant our customers enhanced access to their licensed materials, such as on-demand play, song skipping, and offline listening, among others. We have entered into content licensing agreements with the three major music labels (Universal Music Group, Sony Music Entertainment and Warner Music Group), and have entered into musical work performance license with SESAC. We intend to enter into content licensing agreements with certain independent labels and content aggregators, prior to the launch of CÜR Music. We also plan to negotiate and execute other independent label and content licensing agreements subsequent to the launch of CÜR Music. When we enter into these content licensing agreements with these labels and publishers, we expect that our platform will provide end users with access to millions of sound recordings.

To secure the rights to stream musical works embodied in sound recordings over the internet to mobile devices, the web and other platforms, we will obtain licenses from publishers and performing rights organizations, for the benefit of copyright owners and pay royalties to copyright owners or their agents. Those who own copyrights in musical works are vigilant in protecting their rights and seek royalties that are very high in relation to the revenue that can be generated from the public performance of such works. There is no guarantee that the licenses available to us now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we are unable to secure and maintain rights to stream musical works or if we cannot do so on terms that are acceptable to us, our ability to stream music content to our listeners, and consequently our ability to attract and retain advertisers, will be adversely impacted.

In order to stream musical works embodied in sound recordings over the internet to mobile devices, the web and other platforms, we must obtain public performance licenses and pay license fees to performing rights organizations such as Broadcast Music, Inc., or BMI, SESAC, Inc., or SESAC, and the American Society of Composers, Authors and Publishers, or ASCAP, among others. These organizations represent the rights of songwriters and music publishers, and negotiate with copyright users such as us, collect royalties and distribute those royalties to the copyright owners they represent, namely songwriters and music publishers. Performing rights organizations have the right to audit our playlists and royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and the amounts involved could be material.

We also may be subject to claims including infringement claims by music publishers and songwriters, among others, based on our usage of certain musical works and for non-payment of royalties for such musical works. If such claims are made, we could be required to pay additional damages and/or additional royalties, and the amounts involved could be material.

If any of the three major music labels (Universal Music Group, Warner Music Group and/or Sony Music Entertainment) and/or independent music labels, content aggregators or publishers rescind permission for us to utilize the services of our back-end content delivery and infrastructure services partner MediaNet, or choose not to license streaming music services such as CÜR or other sources, our revenue numbers will be negatively impacted.

We must license and pay for the content our product delivers to its users and the content owners must grant us permission for use.

We have entered into content licensing agreements for sound recordings and related content with the major music labels (Universal Music Group, Sony Music Entertainment and Warner Music Group). These major music labels have agreed to license their content to us, and have also approved CÜR Music's features and functionality that will grant our customers enhanced access to their licensed sound recordings, such as on-demand play, song skipping, and offline listening, among others. We intend to enter into content licensing agreements with certain independent labels and content aggregators prior to the launch of CÜR Music. We plan to negotiate and execute other independent label content licensing agreements subsequent to the launch of CÜR Music. We are finalizing our agreements with the major and significant independent music publishers. We have finalized our agreement with SESAC, and have sent consent decree license requests to ASCAP and BMI. We also intend to enter into content licensing agreements with music publishers and PROs. Through a combination of voluntary agreements, compulsory licenses and consent decree license requests, we expect our platform will provide end users access to approximately 5-10 million sound recordings. If we are unable to secure and maintain rights to stream and cache musical works, sound recordings and related content at all, or cannot secure and maintain these rights on terms that are acceptable to us, our business, or ability to attract and retain listeners, financial condition and results of operations could be adversely affected.

Certain of our content licensing agreements required us to make initial payments in the aggregate amount of $8.0 million on January 31, 2016.

Certain of our content licensing agreements required us to make initial payments to content providers in the aggregate amount of $8.0 million on January 31, 2016. We did not have the funds available to make the required initial payments on a timely basis. Each of the applicable our content licensing agreements provides that, upon the Company's failure to make the required initial payment, the applicable content provider will provide the Company with written notice, and an opportunity to cure. The cure periods in the content agreements range from 10 to 30 days. If the Company does not make a required payment to the respective content provider within the specified cure period, such content provider has the right to terminate the applicable content agreement, in its sole discretion. To date, the Company has not received any written notices of default. In addition, each of the applicable content providers has orally agreed to provide the Company with additional time to make the required initial payments. The extensions range from 90 to 120 days. If any of the applicable content providers terminates the Company's content agreement with them it may result in a loss of current subscribers, impact the Company's ability to add new subscribers, and impact the Company's relationships with other content providers, any of which would have a negative effect on the Company's operations.

Our revenue from song sales will depend on third party stores and services.

A portion of our revenue model is dependent on the sale of songs through Amazon, Apple's iTunes store, Google and/or MediaNet. If these parties or similar parties were to change their pricing structure by effectively lowering or increasing their prices, our business could be impacted negatively. Also, if these parties were to not allow us access to sell their products or the ability to access their products in an efficient manner, our business could be negatively impacted.

We plan to rely on third parties to administer our subscriptions and credit card transactions, and we may take such management in-house in the future.

We plan to rely on a third party company, Zuora, to manage our subscriber list and customer payments. If we decide to manage subscriptions and payments transactions in-house we will assume the regulatory and financial risk for such user information and financial transactions.

We will generate our created playlists and stations using data from a third party.

We entered into an agreement with Rovi to utilize their platform for generating music playlists and other information for CÜR Music users. If such third party were to decide to not let us use their data, we may not be able to enable users to create playlist and/or stations. This would have a negative impact on our business.

We relied on, and anticipate continuing to rely on, MediaNet for our music catalog.

We relied on, and anticipate continuing to rely on, MediaNet for access to our music catalog. While there are other companies that provide such services, if we had to change to another provider, we may encounter significant disruption to our service. The size of the catalog is dependent on the successful negotiation of music licenses with the major and independent music labels publishers and publisher rights organizations.

We rely on third-party providers for our principal Internet connections and technologies, databases, and network services critical to our properties and services.

We rely extensively on Amazon, Inc., and other third parties, for various hosting services, and other companies for various other internet, database, and network services. Any errors, failures or disruption in the services provided by these third parties could significantly harm our business, results of operations and our business prospects.

The inability to distribute our application through Apple's iTunes App Store and/or Google's Google Play Store could harm our business.

We have been accepted by and expect to distribute our application through Apple's iTunes App Store and/or Google's Google Play Store upon launch of CÜR Music. These distribution channels may determine that our application should be cancelled at any time with little or no prior notice or penalty. The loss of these acceptances once obtained, or the inability to obtain these acceptances, could limit the reach of our service and its attractiveness to advertisers, which, in turn, could adversely affect our business, financial condition and results of operations. Some of these App Stores, including Apple, are now, or may in the future become, competitors of ours, and could stop allowing or supporting access to our service through their products for competitive reasons.

If we are unable to continue to make our technology compatible with the technologies of third-party distribution partners who make our service available to our listeners through mobile devices, consumer electronic products and automobiles, we may not remain competitive and our business may fail to grow or decline.

In order to deliver music everywhere our listeners want to hear it, we need our service to be compatible with mobile, consumer electronic, automobile and website technologies. Our service will be accessible in part through CÜR-developed or third- party developed applications that hardware manufacturers embed in, and distribute through, their devices. Connected devices and their underlying technology are constantly evolving. As internet connectivity of automobiles, mobile devices, and other consumer electronic products expands and as new internet-connected products are introduced, we must constantly adapt our technology. It is difficult to keep pace with the continual release of new devices and technological advances in digital media delivery and predict the problems we may encounter in developing versions of our applications for these new devices and delivery channels, and it may become increasingly challenging to do so in the future. In particular, the technology used for streaming the CÜR Music service in automobiles remains at an early stage and may not result in a seamless customer experience. If automobile and consumer electronics makers fail to make products that are compatible with our technology or we fail to adapt our technology to evolving requirements, our business and financial results could be harmed.

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

We will exercise no control over our third- party vendors, which will make us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have significant adverse impacts on our business reputation, customer relations and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Our success will depend on our subscribers continued access to the internet and wireless devices and the continued reliability and maintenance of the internet and cellular infrastructure.

Because our service is being designed primarily to work over the internet and cellular networks, our revenue growth will depend on our listeners' low cost, high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure, including the wireless internet infrastructure and the cellular network infrastructure. The delivery of our service will depend on third-party internet service providers and wireless telecommunication companies expanding high- speed internet access and wireless networks, maintaining reliable networks with the necessary speed, data capacity and security, and developing complementary products and services for providing reliable and timely wired and wireless internet access and services. The success of our business depends generally on the continued accessibility, maintenance and improvement of the internet and, in particular, on access to the internet through wireless infrastructure, to permit high-quality streaming of music content and provide a convenient and reliable platform for customer interaction. All of these factors are outside of our control.

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

Techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card and debit card information and other personally identifiable information. If an actual or perceived breach of security occurs of our systems or a vendor's systems, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract listeners, which in turn would harm our efforts to attract and retain advertisers. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

We cannot control the actions of third parties who may have access to the listener data we collect. The integration of the CÜR Music service with applications provided by third parties represents a significant growth opportunity for us, but we may not be able to control such third parties' use of listeners' data, ensure their compliance with the terms of our privacy policies, or prevent unauthorized access to, or use or disclosure of, listener information, any of which could hinder or prevent our efforts with respect to growth opportunity.

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

Risks Related to Our Corporate Structure and Ownership of Our Securities

We may be unable to raise enough capital to implement our business plan.

We have been largely dependent on capital raised through our 2014 PPO and Offer to Amend and Exercise Warrants to implement our business plan and support our operations. We raised aggregate gross proceeds of approximately $9,680,000 in our 2014 PPO (before deducting placement agent fees and expenses of approximately $1,529,000). Pursuant to the Offer to Amend and Exercise Warrants, we raised an aggregate of approximately $3,233,500 (before deduction placement agent fees and expenses of approximately $417,000). In addition, we sold 12% Unsecured Convertible Promissory Notes in the aggregate principal amount of $2,113,500 (before deducting fees and expenses of approximately $45,000) in our 2015 Note Offering, and 12% Senior Secured Convertible Promissory Notes in the aggregate principal amount of $2,000,000 (before deducting placement agent fees and expenses of approximately $223,519) in our 2016 Note Offering. We believe we need to raise approximately $15.0 million in additional gross proceeds in order to have sufficient funds to complete the development of CÜR Music, make the required advance payments to the record labels and publishers pursuant to the content agreements, begin to execute our marketing plan and have adequate working capital to launch CÜR Music. We cannot assure you that we will be able to raise the working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you may lose all of your investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock or Preferred Stock or other securities that are convertible into or exercisable for our Common Stock or Preferred Stock.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders' ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our Common Stock or Preferred Stock or other securities that are convertible into or exercisable for our Common Stock or Preferred Stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans, as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board may at any time authorize the issuance of additional Common Stock or Preferred Stock without stockholder approval, subject only to the total number of authorized Common Stock and Preferred Stock set forth in our Amended and Restated Articles of Incorporation, as amended. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of Common Stock or Preferred Stock or other securities may create downward pressure on the trading price of our Common Stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the Common Stock are then traded.

The ability of our Board to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

We currently have authorized 310,000,000 shares of capital stock, consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of Preferred Stock. As a result, our Board is authorized to issue up to 10,000,000 shares of Preferred Stock with powers, rights and preferences designated by it. Shares of voting or convertible Preferred Stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the Board to issue such additional shares of Preferred Stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of Preferred Stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring certain corporate actions and may lead to a sudden change in our stock price.

Our Common Stock ownership is highly concentrated. Thomas Brophy, our President and Chief Executive Officer, beneficially owns 810,578 shares, or approximately 29.28% of our total outstanding Common Stock. His interests may differ significantly from your interests. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder's holdings could cause a sharp decline in the market price of our Common Stock.

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

Our Common Stock is quoted on the OTC Markets OTCQB marketplace ("OTCQB") under the symbol "CURM." The OTCQB is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market, include the following:

•	our stockholders' equity may be insufficient;
•	the market value of our outstanding securities may be too low;
•	our net income from operations may be too low;
•	our Common Stock may not be sufficiently widely held;
•	we may not be able to secure market makers for our Common Stock; and
•	we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed.

Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing and remains listed on the OTCQB, or suspended from the OTCQB, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility.

Our Common Stock is subject to the "penny stock" rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
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

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of Common Stock and cause a decline in the market value of stock.

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

Until our Common Stock is listed on a national securities exchange such as the NYSE MKT and NASDAQ, we expect our Common Stock to remain eligible for quotation on the OTCQB, or on another over-the-counter quotation system, or in the "pink sheets." In those venues, however, the shares of our Common Stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise capital.

If securities analysts do not initiate coverage or continue to cover our common stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our Common Stock.

The trading market for our Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. It is often more difficult to obtain analyst coverage for companies whose securities are traded on the OTCQB. We do not have any control over securities analysts. There is no guarantee that securities analysts will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against the public company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management's attention and resources, which could harm our business and financial condition.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act") and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). Complying with these laws and regulations requires the time and attention of our Board and management, and increases our expenses. Among other things, we are required to:

•

maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board ("PCAOB");

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

We have identified material weaknesses in our disclosure controls and procedures. We will need to allocate significant resources to address these material weaknesses and make our disclosure controls and procedures effective.

We have adopted disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to management, including principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2015, management concluded that our disclosure controls and procedures were not effective in light of the material weaknesses found in our internal controls over financial reporting as set forth in the Risk Factor immediately below.

We are taking steps to address existing material weaknesses in our disclosure control and procedures. These efforts require significant time and resources. If we are unable to improve our internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare financial statements in accordance with generally accepted accounting principles in the United States and to comply with SEC reporting obligations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with, Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 5 which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and concluded that our internal controls and procedures were not effective due to (i) inadequate segregation of duties consistent with control objectives; and (ii) ineffective controls over period end financial disclosure and reporting processes. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls we plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function as funds are available.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an emerging growth company under the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the PCAOB. If we do, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to take advantage of this extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with the effective dates of those accounting standards.

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (4) December 31, 2018, the end of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement filed under the Securities Act. Decreased disclosures in our SEC filings due to our status as an "emerging growth company" may make it harder for investors to analyze our results of operations and financial prospects.

Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company," which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements. Some investors may find our Common Stock less attractive because we rely on these exemptions, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive offices are located at 2217 New London Turnpike, South Glastonbury, CT 06073, USA. We currently lease approximately 2,050 square feet of office space on a month-to-month basis. We plan to enter into a written lease agreement for our leased facilities as soon as practicable. We believe that our leased facilities are adequate to meet our needs at this time, but as we expect to grow in the near future, we anticipate that we may move to a larger permanent office space that will have a higher monthly rent.We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are currently the defendant in a breach of contact claim from On Assignment Staffing Services, LLC, formerly On Assignment Staffing Services, Inc. D/B/A Cybercodes for breach of contract that was filed in Superior Court Judicial District of Hartford in the State of Connecticut seeking a total of $26,587. In addition, two former employees have filed claims for back pay with their resident state agency, seeking an aggregate of $38,500. Other than these claims, we are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock was approved for quotation on the OTCQB in September 2013.

Through February 11, 2014, our trading symbol was "DUSR." As of February 11, 2014, we were assigned a new trading symbol of "CURM." Trading in shares of our Common Stock on the OTCBB and OTCQB commenced on or about February 21, 2014.

The following table sets forth the high and low last-bid prices for our Common Stock for the periods indicated, as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Our Common Stock is very thinly traded and, thus, pricing of our Common Stock on the OTCQB does not necessarily represent its fair market value. The information in the table below has been adjusted to give retroactive effect to the 1-for-13 Reverse Stock Split which we effected on February 16, 2016.

	High	Low
2014
First quarter (February 21st through March 31st)	$41.60	$26.00
Second quarter (April 1st through June 30th)	$40.82	$19.50
Third quarter (July 1st through September 30th)	$24.05	$11.18
Fourth quarter (October 1st through December 31st)	$13.26	$6.63

2015
First quarter (January 1st through March 31st)	$17.68	$7.54
Second quarter (April 1st through June 30th)	$10.40	$4.68
Third quarter (July 1st through September 30th)	$9.75	$5.46
Fourth quarter (October 1st through December 31, 2015)	$8.45	$6.50

2016
First quarter (January 1st through March 31st)	$7.93	$1.20
Second quarter (April 1st through April 12th)	$1.75	$1.25

On April 13, 2016, the closing price of our Common Stock as quoted on OTCQB was $2.20.

Holders

As of April 13, 2016, we have 2,440,336 shares of Common Stock outstanding held by approximately 254 stockholders of record.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015, with respect to the shares of Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected i column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	272,096	$8.80	66,364
Equity compensation plans not approved by security holders(2)	38,462	$7.47	269,230
Total	310,558	$8.64	306,645

(1) 2014 Equity Incentive Plan

On January 23, 2014, our Board adopted, and on January 28, 2014 our stockholders approved, our 2014 Equity Incentive Plan ("2014 Plan"), which reserved a total of 307,693 shares of our Common Stock for issuance under the 2014 Plan. On April 21, 2014, we amended our 2014 Plan to increase the total number of shares of our Common Stock reserved for issuance thereunder from 307,693 to 326,924. On October 8, 2014, we amended our 2014 Plan to increase the total number of shares of our Common Stock reserved for issuance thereunder from 326,924 to 338,462.

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

Grants

The 2014 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the "Code") and stock appreciation rights, as described below:

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

•

Stock appreciation rights ("SARs") entitle the participant to receive a distribution in an amount not to exceed the number of shares of our Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of our Common Stock on the date of exercise of the SAR and the market price of a share of our Common Stock on the date of grant of the SAR.

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

We have issued an aggregate of (i) 272,094 non-statutory stock options to purchase shares of our Common Stock at an average exercise price of approximately $7.28 per share, and (ii) 24,335 restricted stock awards (of which approximately 24,335 are fully vested at December 31, 2015 and represent 24,335 issued and outstanding shares of our Common Stock) under the 2014 Plan.

(2) 2015 Equity Incentive Plan

On January 25, 2015, the Board adopted the 2015 Equity Incentive Plan (the "2015 Plan"), to provide the Company with flexibility in its ability to motivate, attract, and retain the services of members of the Board, key employees and consultants. The 2015 Plan is subject to approval by the Company's stockholders within 12 months after the Effective Date. In the event that stockholder approval is not obtained within 12 months after the Effective Date, all incentive stock options granted under the 2015 Plan shall be treated as non-qualified stock options. Notwithstanding any other provisions of the 2015 Plan, no awards shall be exercisable until the date of such stockholder approval.

Administration

The compensation committee of the Board, or the Board in the absence of such a compensation committee, will administer the 2015 Plan. Subject to the terms of the 2015 Plan, the compensation committee, or the Board in the absence of such a compensation committee, has complete authority and discretion to determine the terms of awards under the 2015 Plan.

Shares Reserved Under the 2015 Plan

A total of 307,693 shares of our Common Stock are reserved for issuance under the 2015 Plan. If an award granted under the 2015 Plan lapses, expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2015 Plan.

Grants

The 2015 Plan authorizes the grant to participants of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the "Code"), and stock appreciation rights, as described below:

41

•

Options granted under the 2015 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our Common Stock covered by an option cannot be less than the fair market value of our Common Stock on the date of grant unless otherwise agreed to at the time of the grant.

•

Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Committee, or the Board in the absence of such a compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•

The compensation committee, or the Board in the absence of such a compensation committee, may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•

The 2015 Plan authorizes the granting of stock awards. The compensation committee, or the Board in the absence of such a compensation committee, will establish the number of shares of our Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

•

Stock appreciation rights ("SARs") entitle the participant to receive a distribution in an amount not to exceed the number of shares of our Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of our Common Stock on the date of exercise of the SAR and the market price of a share of our Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2015 Plan without stockholder approval or ratification at any time or from time to time. However, no change may be made that materially increases the total number of shares of our Common Stock reserved for issuance under the 2015 Plan, or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders. Unless sooner terminated, the 2015 Plan would terminate ten years after the Effective Date.

Adjustments

The number of shares of our Common Stock subject to the 2015 Plan, any number of shares subject to any numerical limit in the 2015 Plan, and the number of shares and terms of any award will be adjusted in the event of any change in our outstanding our Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

We have issued an aggregate of (i) 38,462 non-statutory stock options to purchase shares of our Common Stock at an average exercise price of approximately $7.47 per share under the 2015 Plan.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2015, and the subsequent period through the date hereof, we had the following issuances of unregistered securities. Certain information previously included in prior reports we filed has not been furnished in this Annual Report.

Sale of 12% Senior Secured Convertible Promissory Notes

On April 12, 2016, the Company entered into Securities Purchase Agreements Purchase Agreements with certain "accredited investors", pursuant to which the investors purchased 12% Senior Secured Convertible Promissory Notes of the Company in the aggregate principal amount of $2,000,000 (before deducting placement agent fees and expenses of $223,519). See See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Sale of 12% Senior Secured Convertible Promissory Notes."

The issuance of the notes in connection with this transaction was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management's discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors," above, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

References in this section to "CÜR Media," "we," "us," "our," "the Company" and "our Company" refer to CÜR Media, Inc., and its consolidated subsidiary, CÜR Media, LLC (formerly Raditaz, LLC).

Basis of Presentation

The following discussion highlights the our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The financial information contained herein has been retroactivity adjusted for a reverse stock split at the rate of 1-for-13, which we effected on February 16, 2016. The following discussion and analysis are based on our audited financial statements contained in this Annual Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

General Overview

We were incorporated in the State of Delaware as Duane Street Corp. on November 17, 2011. Our original business was manufacturing and marketing baby products. Prior to the Contribution (as defined below), our Board determined to discontinue operations in this area and to seek a new business opportunity.

On January 28, 2014, we consummated the Contribution with CÜR Media, LLC, a limited liability company organized in the State of Connecticut on February 15, 2008, pursuant to a Contribution Agreement by and among the Company, CÜR Media, LLC, and the holders of a majority of CÜR Media, LLC's limited liability company membership interests (the "Contribution Agreement"). In connection with the Contribution, and in accordance with the terms and conditions of the Contribution Agreement, all outstanding securities of CÜR Media, LLC were exchanged for securities of ours.

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

In addition, on January 31, 2014, we increased our number of authorized shares to 310,000,000 shares, consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of Preferred Stock, par value $0.0001 per share.

Further, on January 31, 2014, our Board authorized a 1.26953123 -for- 1 forward split of our Common Stock, in the form of a dividend, pursuant to which each shareholder of our Common Stock as of the record date received 1.19260815 additional shares of Common Stock for each one share owned.

In a private placement financing we conducted with respect to which closings occurred on January 28, 2014, March 14, 2014 and March 28, 2014 (the "2014 PPO"), we sold an aggregate of 744,756 shares of our Common Stock, and warrants to purchase an aggregate of 744,756 shares of our Common Stock at an exercise price of $26.00 per share for a term of five (5) years ("PPO Warrants"), for gross proceeds of approximately $9,680,000 (before deducting placement agent fees and expenses of the 2014 PPO estimated at approximately $1,529,000).

The placement agent for the 2014 PPO and its sub-agent were paid an aggregate commission of approximately $968,000 and were issued warrants to purchase an aggregate of 74,483 shares of our Common Stock at an exercise price of $13.00 per share for a term of five (5) years ("Broker Warrants").

On April 6, 2015 we consummated an offer to amend and exercise the PPO Warrants (the "Offer to Amend and Exercise Warrants"). The PPO Warrants of holders who elected to participate in the Offer to Amend and Exercise Warrants were amended to, among other things, remove the price-based anti-dilution provisions contained therein and reduce the exercise price from $26.00 to $6.50 per share of Common Stock. Pursuant to the Offer to Amend and Exercise Warrants, an aggregate of 497,548 PPO Warrants were amended and exercised by their holders, for gross proceeds of approximately $3,234,000 (before deducting warrant agent fees and expenses of the Offer to Amend and Exercise estimated at approximately $417,000).

Effective on or prior to April 6, 2015, the company and the holders of (a) 113,469 PPO Warrants, that chose not to participate in the Offer to Amend and Exercise Warrants ("Non-Participating Original Warrants"), and (b) all 74,483 Broker Warrants, approved an amendment to remove the price-based anti-dilution provisions in their warrants. As a result, the price-based anti-dilution provisions contained in these Non-Participating original Warrants and Broker Warrants have been removed and are of no further force or effect as of April 6, 2015.

The warrant agent for the offer to Amend and Exercise Warrants was paid an aggregate commission of approximately $323,350 and was issued warrants to purchase an aggregate of 49,752 shares of our Common Stock at an exercise price of $6.50 per share for a term of five (5) years ("Warrant Agent Warrants").

Certain securities we issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, we issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 PPO Warrants, 133,739 still remain with these priced-based anti-dilution rights. With the consummation of the exercise and amendment of the PPO Warrants and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive (i)an aggregate of 17,180 additional shares of Common Stock (ii) a reduction in the price of their PPO Warrants from $26.00 per share to $23.01 per share, and (iii) an aggregate of 17,180 additional warrants to purchase shares of Common Stock of the company at an exercise price of $23.01 per share.

As of December 31, 2015, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any revenues from our planned principal operations.

Our Strategy

Our CÜR Music product is a new streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on web and mobile devices, beginning at $1.99 per month. CÜR Music will target consumers who are seeking a more comprehensive music streaming service than current free, ad-supported music streaming products. We believe that the CÜR Music product will include a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, with a limited on-demand offering, and will include a social toolset that enables consumers to curate certain aspects their playlists.

In addition to revenue from subscriptions, our business plan includes a second revenue stream of personalized advertising, which will not interrupt a stream, but will target a user's listening habits. The advertising may be in the form of, display ads, email and text messages. Our business plan further includes a third revenue stream from the sale of music, concert tickets and merchandise through our music streaming service, to be tailored to each listeners taste based on prior listening trends. We plan to sell advertising, music downloads and concert tickets and merchandise in the future subsequent to launch.

In addition, our business plan includes distributing CUR's music streaming service through Apple's iTunes App Store to iOS devices, Google's Google Play Store to Android devices and the internet, among other distribution channels and platforms. At launch, we plan to have an iOS application, Android application and a CÜR website.

We plan to source our music from MusicNet, Inc. d/b/a Media Net Digital, Inc. We also plan to use Amazon web services to support certain of the technological needs of the business.

We plan to launch our CÜR's music streaming product and platform in the third fiscal quarter of 2016.

Recent Developments

Sale of 12% Unsecured Convertible Notes

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016 we entered into Securities Purchase Agreements (the "Purchase Agreements") with certain "accredited investors (the "Buyers"), pursuant to which the Buyers purchased 12% Unsecured Convertible Promissory Notes of the Company (the "Notes") in the aggregate principal amount of $2,113,500 (the "Convertible Note Offering"). The aggregate gross proceeds to the Company were $2,113,500 (before deducting expenses related to the purchase and sale of the Notes of approximately $45,000), of which $586,000 in proceeds were from members of the Board. The Company will use the net proceeds from the sale of the Notes to make prepayments to content owners, and for marketing expenses, working capital and general corporate purposes.

The Notes have an aggregate principal balance of $2,113,500, and a stated maturity date of 5 years from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, which is also payable on maturity. Upon the closing of a financing by the Company during the term of the Notes involving the sale of at least $2,500,000 in equity securities (a "Qualified Offering") by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (i) $6.50, or (ii) a 15% discount to the price per share of the Equity Financing Securities. Each Unit will consists of one share (the "Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's Common Stock at an exercise price of $9.75. At any time prior to a Mandatory Conversion, the note holder may convert all or part of the outstanding principal amount of the Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $6.50 per Unit ("Optional Conversion"). Upon failure by the Company to pay any principal amount or interest due under the Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Notes, the entire unpaid principal balance of the Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. The conversion price and number of Units issuable upon conversion of the Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

The Unit Warrants provide for the purchase of shares of the Company's Common Stock an exercise price of $9.75. The Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company has agreed to use its commercially reasonable efforts to file a registration statement ("Registration Statement") to register the Unit Shares and Unit Warrant Shares no later than (i) the date that is ninety (90) calendar days after the final closing under the Qualified Offering, or (ii) the date which is ninety (90) calendar days after the first Optional Conversion of the Notes. The Company has agreed to use its commercially reasonable efforts to make the Registration Statement declared effective no later than one hundred and eighty (180) calendar days after the Registration Statement is first filed with the Commission.

On April 12, 2016, with the closing of the 2016 Note Offering, certain terms of the 2015 Notes were amended.Under the new terms of the 2015 Notes, upon the closing of 15,000,000 in equity securities ("Equity Financing Securities") by the Company (a "Qualified Offering") all of the outstanding principal amount of the 2015 Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (i) $5.60 or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unit will consist of one share (the "Unit Shares") of the Company's common stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's common stock at an exercise price of 125% of the Equity Financing Securities sold in the Qualified Offering. The terms of the amendment were in consideration for the noteholders' agreement to subordinate to the holdrs of 2016 Notes.

Certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO Warrants, 133,739 still remain with these priced-based anti-dilution rights. With the issuance of Notes, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) an aggregate of 18,674 additional shares of Common Stock, (ii) a reduction in the price of their PPO Warrants from $23.01 per share to $20.50 per share, and (iii) an aggregate of 18,674 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $20.50 per share.

Agreements with Content Providers

The Company has entered into agreements ("Music Label Agreements") with certain music labels ("Music Labels"), pursuant to which the Company has been provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels (the "Label Materials") in connection with the Company's CÜR-branded Internet music service ("CÜR Music"), to be composed of three progressively priced and increasingly functional tiers (each, a "Service Tier"), within the United States and its territories, commonwealths, and possessions. The Company has also entered into agreements ("Publishing Agreements") with certain music publishing companies ("Music Publishers") either directly or through a third party, pursuant to which the Company has been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers (the "Publisher Materials") in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the "Content Agreements," the Music Labels and Music Publishers may be collectively referred to herein as the "Content Providers," and the Label Materials and Publisher Materials may be collectively referred to herein as the "Licensed Materials."

Pursuant to the Content Agreements, the Company is required to pay certain minimum content fees over the term of the Content Agreements as follows: $14.0 million in the first year of the agreements, of which approximately $8.0 million was due on January 31, 2016, $25.5 million in the second year of the agreements, and $18.5 million in the third year of the agreements. The Content Providers have agreed to provide the Company additional time to make the $8 million in payments through both oral and written agreements. The Company has until June 15, 2016 to make such payments. The Company paid an aggregate of $500,000 of the proceeds from the closing of the sale of 12% Senior Secured Convertible Promissory Notes (described below) to the Content Providers to be applied to the required content fees.

The Company issued the Content Providers warrants ("Content Provider Warrants") to purchase an aggregate of 215,279 shares (the "Content Provider Warrant Shares") of the Company's Common Stock, $0.0001 par value per share, at a weighted average exercise price of $6.41 per share. The Content Provider Warrants have a weighted average contractual term of 6.45 years. The exercise price and number of Content Provider Warrant Shares are subject to adjustment for any stock dividend, stock split, stock combination, recapitalization, reclassification, reorganization or other similar event.

Reverse Stock Split

On May 26, 2015 the Board of Directors approved and authorized the Company to effect a reverse stock split (the "Reverse Stock Split") at a ratio of not less than 1-for-5 and not more than 1-for-15 (the "Reverse Split Ratio"), the exact Reverse Split Ratio for the Reverse Stock Split to be determined by the Board in its sole discretion based upon the market price of the Company's Common Stock on the date of such determination, and with such Reverse Stock Split to be effective at such time and date, if at all, as determined by the Board in its sole discretion, it being understood that the sole purpose of such Reverse Stock Split is to attempt to obtain a listing on Nasdaq or the NYSE. At a Special Meeting of Stockholders held August 11, 2015, the Company's stockholders approved a proposal to give the Board discretion to effect the Reverse Stock Split within the Reverse Split Ratio. On January 18, 2016, our Board established a ratio for the Reverse Stock Split of 1-for-13, and authorized us to file the Certificate of Amendment to implement the Reverse Stock Split, to be effective as of February 16, 2016. On February 16, 2016 (the "Effective Date"), we effected the 1-for-13 reverse stock split.

Upon effectiveness of the Reverse Stock Split, every thirteen outstanding shares of our Common Stock ("Old Common Stock") were, without any further action by us, or any holder thereof, combined into and automatically became one share of our Common Stock ("New Common Stock"). Each holder of a certificate or certificates immediately prior to the Effective Date representing outstanding shares of Old Common Stock are now entitled to receive a certificate or certificates representing the shares of New Common Stock into which the shares of Old Common Stock have been reclassified. Any fractional shares have been rounded up to one whole common share. All shares of Common Stock eliminated as a result of the Reverse Stock Split have been cancelled such that they were returned to our authorized and unissued capital stock, and our capital has been reduced by an amount equal to the par value of the Old Common Stock so retired.

Except for de minimus adjustments that may result from the treatment of fractional shares, the Reverse Stock Split did not have any dilutive effect on our stockholders since each stockholder holds the same percentage of our Common Stock outstanding immediately following the Reverse Stock Split as such stockholder held immediately prior to the Reverse Stock Split.

The Reverse Stock Split did not change our current authorized number of shares of capital stock. As a result of the Reverse Stock Split, the number of shares of our Common Stock that may be purchased upon exercise of outstanding warrants, options, or other securities convertible into, or exercisable or exchangeable for, shares of our Common Stock, and the exercise or conversion prices for these securities, was also ratably adjusted in accordance with their terms.

Sale of 12% Senior Secured Convertible Notes

On April 12, 2016, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") with certain "accredited investors" (the "Buyers"), pursuant to which the Buyers purchased 12% Senior Secured Convertible Promissory Notes of the Company (the "Notes") in the aggregate principal amount of $2,000,000 (before deducting placement agent fees and expenses of $223,519) (the "2016 Note Offering").

The Company intends to use the net proceeds from this 2016 Note Offering for certain payments to content owners, working capital and general corporate purposes.

The Notes will be secured by a security interest in and lien on all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries, including the Company's intellectual and technology property pursuant to the terms of a security agreement (the "Security Agreement") among the Company and the Buyers. The security interest in and liens on all assets and property of the Company will be a first priority security interest.

The Notes have an aggregate principal balance of $2,000,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Notes. Upon the closing of a financing (a "Qualified Offering") by the Company during the term of the Notes involving the sale of at least $15,000,000 in equity securities by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will automatically convert (a "Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00 ("Mandatory Conversion"). At any time prior to a Mandatory Conversion, the warrant holder may convert all or part of the outstanding principal amount of the Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $2.00 per Unit (an "Optional Conversion"). Each Unit will consists of one share (the "Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's Common Stock at an exercise price equal to (a) 125% of the price at which the Company's equity securities (or securities convertible into or exercisable for equity securities) are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Notes, the entire unpaid principal balance of the Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of a Note will be entitled to receive, pari passu with the other holders of the Notes, and in preference to the holders of the Company's other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder's Note. The conversion price and number of Units issuable upon conversion of the Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

Pursuant to the terms of a Placement Agency Agreement (the "Placement Agency Agreement") between the Company and the placement agent for the Note Offering (the "Placement Agent"), in connection with the closing of the Note Offering, the Placement Agent was paid a commission of an aggregate of $200,000. In addition, the Placement Agent, or its designees, will receive warrants to purchase a number of shares of Common Stock equal to 10% of the number of Unit Shares into which Notes sold in the Note Offering to Buyers introduced to the Note Offering by the Placement Agent, and 8% of the number of Unit Shares into which Notes sold in the Offering to Buyers introduced to the Note Offering by the Company or its representatives, are converted upon a Mandatory Conversion, with a term of 5 years and an exercise price per share equal to the exercise price of the Unit Warrant Shares issued to Buyers introduced to the Note Offering by the Placement Agent upon a Mandatory Conversion ("Placement Agent Warrants").

The Unit Warrants, to be received upon conversion of the Notes, provide for the purchase of shares of the Company's Common Stock an exercise price equal to (a) 125% of the price at which the Company's equity securities (or securities convertible into or exercisable for equity securities) are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. The Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company will granted registration rights to each Buyer with respect to the Unit Shares and Unit Warrant Shares, and to the Placement Agent, with respect to the Common Stock issuable upon exercise of the Placement Agent Warrants, in each case on a pari passu basis with, and upon substantially the same terms as the registration rights granted to, the investors in a Qualified Offering.

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

Research and Development Costs

All research and development costs, including costs to develop software used in the Company's applications, which do not meet the criteria for capitalization, are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2015 or 2014.

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

Derivative Liabilities

We do not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks; however we have warrants that contain embedded derivatives. We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities. The Company evaluates embedded conversion features and bifurcates the embedded conversion feature if it is not clearly and closely related to the host agreement. The estimated fair values of the warrant liabilities were determined using a Black-Scholes option pricing model which takes into account the probabilities of certain events occurring over the life of the warrants. The derivative liabilities are adjusted to their estimated fair values at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2015, the Company's cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements, during the year ended December 31, 2015, that are of material significance, or have potential material significance to the Company.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	For the Years Ended December 31,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES
Research and Development	7,954,364	3,955,020
General and administrative	1,951,256	1,180,235
Stock based Compensation	413,714	1,778,223
Depreciation and amortization	27,473	26,442

TOTAL OPERATING EXPENSES	10,346,807	6,939,920

OTHER INCOME (EXPENSE)
Interest Expense	(68,080)	(5,691)
Interest Income	5,778	9,047
Loss on extinguishment of derivative liabilities	(464,686)	-
Change in fair value of derivative liabilities	2,369,960	720,834
Other Income	-	18,275

TOTAL OTHER INCOME (EXPENSE)	1,842,972	742,465

NET LOSS	$(8,503,835)	$(6,197,455)

Revenues

We have not generated any material revenues for the years ended December 31, 2015 or 2014.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2015 and 2014 were $10,346,807 and $6,939,920, respectively. The increase in total operating expenses of $3,406,887, or approximately 49.1%, was primarily related to an increase in development operations and general and administrative expenses of approximately $3,999,343 and $771,021, respectively, for CÜR Music in 2015, offset by the issuance of common stock to our pre-Contribution shareholders in 2014 of approximately $1,557,844. The increase in development and general and administrative expenses was driven by an increase in employee compensation of approximately $2,137,789, inclusive of benefits and taxes, relating to staffing increases from 14 to 25 employees, an increase in professional fees and other professional services of approximately 1,142,400, primarily related to outsourced development, legal, investor relations, fund raising and back-end and user experience development, an increase in marketing commitments and business development of approximately $996,832 for commitments for marketing strategy, events, public relations, investor relations and fund raising, an increase in content costs of approximately $272,182 for licensing of content during development and an increase in hosting costs of $156,504.

Research and Development Expenses

For the years ended December 31, 2015 and 2014, research and development expenses were $7,954,364 and $3,955,020, respectively. Research and development expenses increased by $3,999,344, or approximately 101%, primarily due to an increase in employee wages, taxes and benefits associated with the CÜR Music application development of approximately $2,079,606, an increase in costs for marketing commitments and business development of approximately $996,832, an increase in content costs of $272,182, an increase in consultant fees for application development of approximately $437,392 and an increase in hosting expenses of approximately $156,504.

General and Administrative Expenses

For the years ended December 31, 2015 and 2014, general and administrative expenses were $1,951,526 and $1,180,235 respectively. General and administrative expenses increased by $771,291, or approximately 65.4%, primarily due to an increase of $671,132 in professional expenses, legal and accounting fees, primarily related to the activities associated with negotiations with content providers and public company financial reporting requirements, $58,183 in compensation costs, and approximately $41,706 in other costs. General and administrative expenses include wages expenses, facilities and professional fees.

Stock Based Compensation Expenses

For the years ended December 31 2015 and 2014, stock based compensation expenses were $413,714 and $1,778,223, respectively. Stock based compensation expenses decreased due to the grant of additional shares in 2014 to our pre-Contribution shareholders in connection with the 2014 PPO pursuant to a side sale agreement (the "PPO Side Sale Agreement"), as well as an increase in the forfeiture rate and a decrease in compensation expense related to the revaluation of consultant options.

Other Income (Expense)

For the years ended December 31, 2015 and 2014, other income (expense) was $1,842,972 and $742,465 respectively. Other income (expense) increased primarily due to the decrease in the stock price in 2015 which resulted in a gain on mark to market of the derivative liability. In addition, the revaluation of the PPO Warrants immediately prior to the Offer to Amend and Exercise Warrants resulted in a change in fair value recorded in other income. The mark-to-market adjustments were partially offset by loss on extinguishment of the derivative liabilities.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2015, cash and cash equivalents were approximately $734, as compared to $3,228,938 at December 31, 2014. The $3,228,204 decrease resulted from costs of the development and operation of CÜR Music of approximately $9,905,620, partially offset by an increase in cash from the warrant exercises related to the Offer to Amend and Exercise Warrants of $2,819,000 and from the proceeds of the convertible note of $1,972,500 as of December 31, 2015.

As of December 31, 2015, we had a working capital deficit of $4,288,488. As of December 31, 2014, we had a working capital deficit of $904,359. The decrease of $3,384,129 in working capital was attributable to a decrease in cash and an increase in payables and accrued liabilities related to the development of CÜR Music, which was offset by the change in derivative liability associated with the reduction in outstanding warrants issued in connection with the 2014 PPO that contained anti-dilution and price-protection provisions..

In January 2014, warrants to purchase 14,315 shares of Common Stock were exercised resulting in gross proceeds of $99,695.

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

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016 we entered into Purchase Agreements with certain Buyers, pursuant to which the Buyers purchased 12% Unsecured Convertible Promissory Notes in the aggregate principal amount of $2,113,500 (before deducting fees and expenses of approximately $45,000).

On April 12, 2016 we entered into Purchase Agreements with certain Buyers, pursuant to which the Buyers purchased 12% Senior Secured Convertible Promissory Notes in the aggregate principal amount of $2,000,000 (before deducting placement agent fees and expenses of approximately $223,519).

We have executed formal contracts with major music labels including Universal Music Group, Sony Music Entertainment and Warner Music Group. We plan to enter into content licensing agreements with certain independent music labels, music publishers and publisher rights organizations. The cost of entering into content licensing agreements with major music labels, publisher rights organizations and publishers is expected to include legal and consulting fees as well as approximately $9 million in prepayments to content providers. We have a dedicated team of software engineers, led by our Chief Technology Officer and Chief Operating Officer, working on enhancing the technology platform, as well as the iOS and Android applications and the CÜR Music website. We are currently fine-tuning the user interface and user experience of CÜR's iPhone, iPad and Android applications, our website, and our backend systems, and will continue to do so through launch. CÜR Music is available in the Apple iTunes Store and our Android application to the Google Play Store, as we are completing our testing and development. Our Chief Marketing Officer is developing the marketing timeline for marketing the launch of CÜR Music, which includes paid media, public relations, social media, event sponsorships and marketing through influencers. Success of those strategies will determine the amount of marketing spending allocated to each of these marketing strategies.

Not including non-cash expenses, we have spent approximately $14.7 million on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, for the time period since the Contribution in January 2014 through 2015. Of the total $14.7 million, a total of approximately $11.9 million is related to research and development and approximately $2.8. million is related to general and administrative costs. In addition to the aforementioned costs, we expect to pay approximately $9.0 million dollars as prepayments in connection with the agreements that we plan to have with the major music labels, independent labels and publishers

We plan to bring CÜR Music to market in the third fiscal quarter of 2016. In order to do so, we need to raise approximately $15.0 million, to implement our business plan, market CÜR Music, for content license costs, and for general working capital. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $7,976,945 for the year ended December 31, 2015, as compared to net cash used of $4,832,607 for the year ended December 31, 2014. The increase of $3,144,338, or 65%, in net cash used in operations was primarily due to a decrease in the warrant liability of $1,649,126 resulting from a decrease in outstanding warrants that are derivative in nature, a decrease of $1,364,509 in non-cash compensation resulting from the issuance of shares associated with the PPO Side Sale Agreement in 2014, offset by charges associated with the extinguishment of the warrants of $464,686, a decrease in share based consultant compensation of $53,250, an increase in net loss of $2,306,380 and changes to working capital of $1,902,311.

Net Cash Used in Investing Activities

During the years ended December 31, 2015 and 2014, we used $19,706 and $67,109, respectively, of cash in investing activities. The cash used in investing activities in the year ended December 31, 2015 was for the purchase of computers and related hardware, software, other office equipment such as phones and tablets associated with additional staff and development and testing as well as the cost to register our trademark for CÜR.

Net Cash Provided by Financing Activities

During the years ended December 31, 2015 and 2014, we received $4,791,866 and $8,303,607, respectively, in proceeds from the sale of securities and/or the exercise of warrants. In the year ended December 31, 2015, approximately $4,791,866 in net proceeds were received from financing activities. $1,972,500 and $2,819,366 were received in connection with the 2015 Note Offering and Offer to Amend and Exercise Warrants, respectively. The remaining proceeds resulted from the exercise of options granted through our employee incentive program. In the year ended December 31, 2014, approximately $8,303,607 was received in connection with 2014 PPO. There were debt repayments of $23,419 and $174,953 in years ended December 31, 2015 and 2014, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures existing as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer) concluded that our disclosure controls and procedures were not effective as of such date.

Our current management has initiated, or plans to initiate, a series of measures to address these material weaknesses. We are working as quickly as possible to implement these initiatives, subject to the availability of required resources.

Management's Report on Internal Control Over Financial Reporting

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

Our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer), assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2015, based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Thomas Brophy, our President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer) in connection with the review of our financial statements as of December 31, 2015.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function as funds are available. We are working as quickly as possible to implement these initiativessubject to the availability of required resources.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

On September 25, 2015, the Board appointed Jay Samit as a member of the Board. Based upon information requested from and provided by Mr. Samit concerning his background, employment and affiliations, including family relationships, the Board determined that Mr. Samit would qualify as "independent" as that term is defined by Nasdaq Listing Rule 5605(a)(2).

In addition, on November 3, 2015, the Board established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which operates under a charter that has been approved by the Board. See Item 10. "Directors, Executive Officers and Corporate Governance - Board Committees."

Other than thesecorporate actions, there has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2015, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding the Company's current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer

Thomas Brophy	48	President, Chief Executive Officer, and Chairman of the Board	January 28, 2014
Kelly Sardo	49	Chief Financial Officer, Secretary and Treasurer	May 26, 2015
John Egazarian	45	Chief Operating Officer	May 26, 2015
Michael Betts	51	Chief Technology Officer	November 13, 2014
J.P. Lespinasse	38	Chief Marketing Officer	March 30, 2015
Joseph LaPlante	72	Chief Content Officer	April 6, 2015
Sanjan Dhody	44	Director	September 29, 2015
Jay Samit	54	Director	November 3, 2015
William Campbell	54	Director	January 14, 2016

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

Our Board is authorized to consist of five (5) members, and currently consists of five (5) members, four (4) of whom are independent. On January 28, 2014, Thomas Brophy was appointed to the Board. Effective September 25, 2015, John A. Lack resigned as our Chairman of the Board and Secretary and Sanjan Dhody (who is deemed to be independent) was appointed to the Board. On November 3, 2015, Jay Samit (who is deemed to be independent) was appointed to the Board. On January 13, 2016, Robert B. Jamieson resigned as our Vice Chairman of the Board and on January 14, 2016, William Campbell (who is deemed to be independent) was appointed to the Board Executive officers are appointed by the Board and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Thomas Brophy, 48, Founder & CEO, Chairman, Director. Mr. Brophy has been involved in Executive roles of start-ups and growth companies since 1994. Mr. Brophy was the CFO of Interactive Search Holdings ("ISH") where he helped build a search toolbar business that propelled the company to be a leader in the industry. The Company was also one of the first companies to mass distribute smiley emoticons. ISH was acquired by Ask Jeeves, and subsequently, Ask Jeeves was acquired by Interactive Corp. (IACI). Mr. Brophy started his career at Deloitte & Touche, has been the Chief Financial Officer of several startup and growth companies and had successful exits and has also been the Chief Financial Officer of a public company. Mr. Brophy is a graduate of the University of Connecticut.

Kelly Sardo, 49, Chief Financial Officer, Secretary and Treasurer, joined the Company in February 2014 as Controller. In her current role, Ms. Sardo is responsible for leading the Company's financial activities including planning, financial reporting, tax, risk management, treasury and investor relations. Prior to joining the Company Ms. Sardo was with the accounting firm of Blum Shapiro where she was responsible for tax strategy and valuation consulting for large and small privately held companies since 2005. Prior to Blum Shapiro, Ms. Sardo was Controller for CIGNA Corporation and a Senior Accountant with Deloitte & Touche. She holds a B.S. degree in Accountancy from Bentley University and is certified in the State of Connecticut.

John Egazarian, 45, Chief Operating Officer, has over 20 years of experience leading the delivery of innovative software initiatives in complex, competitive environments prior to joining the Company in February 2014. Before joining the Company as Senior Vice President of Mobile Solutions in February 2014, Mr. Egazarian led eBusiness for Fallon Community Health beginning in January 2012. Mr. Egazarian held leadership roles at Travelers Insurance from June 2008 through December 2011. Prior to that, he held various positions at WellPoint and TRC Companies. He started his career as in product delivery and project execution at Arthur Anderson. Mr. Egazarian is a graduate of the University of Connecticut.

Michael Betts, 51, Chief Technology Officer. Mr. Betts is a veteran software professional with over 25 years of successfully delivering software solutions. Before joining us in May 2012 as Senior Platform Architect, he was the CTO / Architect at Artbox LLC, which he joined in September 2009. Prior to Artbox, he was Principal of Software Development Group LLC, whose major clients included Konica-Minolta, HP, NIST, and Microsoft. Mr. Betts has a Master's Degree in Computer Science from Rensselaer Polytechnic Institute and a B.S., Computer Science Engineering / Electrical Engineering from the University of Connecticut.

J.P. Lespinasse, 38, Chief Marketing Officer. Mr. Lespinasse is a marketing executive with dynamic brand experience. Over the past 16 years, Mr. Lespinasse has made a name for himself in marketing, public relations, and digital at Gap, Nokia, the National Basketball Association, and Viacom/BET Networks. Before joining us in March 2015, Mr. Lespinasse was with BET Networks beginning in May 2011, where he led the social media and digital marketing teams. Prior to BET Networks, beginning in May 2008, Mr. Lespinasse was in the marketing group at the National Basketball Association. Starting in October 2004, he led global experiential marketing for Nokia. Mr. Lespinasse has a degree in Economics from the University of Pennsylvania's Wharton School, from which he graduated in 1998. In addition, Mr. Lespinasse has been a club/lounge DJ since 1995. Over the past 20 years, he has played music for crowds in numerous cities in the U.S. and abroad, including New York, Miami, Aspen, San Francisco, Helsinki, Florence, Brussels, and London.

Joseph LaPlante a/k/a Jay Clark, 72, Chief Content Officer. Mr. LaPlante joined our team in April 2015. Prior to joining CUR, Mr. LaPlante founded Jay Clark Productions where he served many clients including MultiPlatform Media where he performed due diligence for terrestrial radio acquisitions and other clients since January 2009. From June 2010 through September 2012, he was the Chief Programming Officer of MultiPlatform Media Corp and Vice Chairman of the Board of Directors of MPM Capital Management in addition to his consulting company. Mr. LaPlante was the former Executive Vice President of Programming at Sirius Satellite Radio where he developed and innovated over 100 Sirius' stations, creating a new media powerhouse and changing the face of radio from April 2002 to January 2008. Mr. LaPlante brings over 30 years of radio experience to CÜR Media working at many leading broadcast groups, including Infinity Broadcasting, ABC Radio Inc., Greater Media and Entercom. Mr. LaPlante is responsible for planning and building out a team at CÜR Media to execute on our genre category strategy, which includes curating music for our users.

Sanjan Dhody, 44, Director. Mr. Dhody has been a Managing Director at Deutsche Bank since 2005. His team advises some of the wealthiest families in the U.S., Europe and Latin America. He was ranked by Barron's as the number 1 advisor in Florida in 2013 and one of the top 15 advisors in the U.S. in 2014. Prior to joining Deutsche Bank, Mr. Dhody led a team at Lehman Brothers Private Client Group where he built a significant High Net Worth advisory practice complemented by a focus on equity, fixed income and structured solutions for sophisticated investors. Before joining Lehman Brothers in 1996, he worked at Citicorp Global Emerging Markets Group in London. He has also serviced on the New York Committee of Human Rights Watch. Mr. Dhody received his MBA from Richmond College, London - UK and a BBA (hons) from St. Xaviers College, Calcutta University India.

Jay Samit, 54, Director. Mr. Samit is the current CEO of SeaChange International, Inc. (NASDAQ: SEAC), a leading global innovator in multi-screen video software and services. Prior to joining SeaChange International in 2014, Mr. Samit was President at ooVoo, a social video chat service with more than 100 million users, and served as CEO of SocialVibe, a digital advertising technology company powering engagement for some of the world's top brands. Before that, Mr. Samit held senior executive roles with Sony and EMI, where he spearheaded numerous digital media efforts, and at Universal Studios, where he developed the first million-member social network for college students. A serial entrepreneur, Mr. Samit helped to innovate some of the first video technology with Intel and Microsoft, as well as launch the first multi-party video communications platform on mobile. An active philanthropist, Mr. Samit was appointed to the White House's initiative for education and technology by President Bill Clinton and Vice President Al Gore, where he helped gain Internet access for the nation's schools. Mr. Samit is an adjunct professor at University of Southern California's Viterbi School of Engineering and teaches a course in building high-tech startups and has a published a New York Times' best seller "Disrupt You!".

William Campbell, 49, Director. Mr. Campbell is the Founder of Barefoot Media LLC, a consulting firm focused on assisting start-ups with funding, digital strategy, business and financial modeling, and negotiations. Barefoot's clients extend across a wide range of verticals including, digital music, streaming video, media, beauty and fragrance, packaged goods, clean energy, film and TV. Prior to founding Barefoot Media, Bill was Senior Vice President, Global Digital Business, Universal Music Group as well as Senior Vice President, US Digital Business Development at Sony Music Entertainment. Where his responsibilities included content licensing, channel development, and strategic partnerships for the distribution of the labels' content, including subscription services, a la carte downloads, mobile apps, streaming audio and video services, live audio products, D2C and cloud-based music services across a variety of content delivery platforms. Bill's responsibilities also included negotiating and structuring key business terms, creating financial models, growing existing partners' revenue, evaluating and recommending investment opportunities, and exploring new technologies. Mr. Campbell holds a JD from Seton Hall University School of Law and a BA in History from the University of Richmond.

Other Key Personnel

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

We believe that the following filings were either made late or not filed pursuant to Section 16(a) of the Exchange Act:

•

March 30, 2015, J.P. Lespinasse was appointed as our Chief Marketing Officer, but no Form 3 was filed on his behalf. At the time of his appointment, he was granted non-qualified stock options to purchase 7,693 shares of the Company's Common Stock, at an exercise price of $8.32 per share. He will be granted additional non-qualified stock options to purchase 5,770 shares of the Company's Common Stock upon launch of CÜR Music, which stock options will (a) have an exercise price equal to the market price of our Common Stock on the date of grant, and (b) vest as to 25% of the underlying shares on the date which is one (1) year from the date of grant and, as to the remaining 75% of the underlying shares, pro rata, on a monthly basis, for the three (3) years thereafter. In addition, no Form 5 was filed on his behalf.

•

April 6, 2015, Joseph LaPlante a/k/a Jay Clark was appointed as our Chief Content Officer, but no Form 3 was filed on his behalf. At the time of his appointment, he was granted non-qualified stock options to purchase 5,771 shares of the Company's Common Stock, at an exercise price of $8.45 per share. He will be granted additional non-qualified stock options to purchase 5,770 shares of the Company's Common Stock upon launch of CÜR Music, which stock options will (a) have an exercise price equal to the market price of our Common Stock on the date of grant, and (b) vest as to 25% of the underlying shares on the date which is one (1) year from the date of grant and, as to the remaining 75% of the underlying shares, pro rata, on a monthly basis, for the three (3) years thereafter. In addition, no Form 5 was filed on his behalf.

•

On May 26, 2015, Michael Betts was appointed as our Chief Technology Officer, but no Form 3 was filed on his behalf. At the time of his appointment, he held non-qualified stock options to purchase 9,310 shares of the Company's Common Stock, at a weighted average exercise price of $0.85 per share. Certain of the options vested upon grant. Of the remaining options, 25% will vest on the date which is one year from the date of grant, and the remainder will vest, pro rata, on a monthly basis, for the three (3) years thereafter. In addition, no Form 5 was filed on his behalf.

•

On May 26, 2015, John Egazarian was appointed as our Chief Operating Officer, but no Form 3 was filed on his behalf. At the time of his appointment, he held non-qualified stock options to purchase 13,462 shares of the Company's Common Stock at a weighted average exercise price of $9.37 per share, 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter. In addition, no Form 5 was filed on his behalf

•

On May 26, 2015, Kelly Sardo was appointed as our Chief Financial Officer and Treasurer, but no Form 3 was filed on her behalf. At the time of her appointment, she held non-qualified stock options to purchase 9,616 shares of the Company's Common Stock, at an exercise price of $13.00 per share, 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter. On September 25, 2015, Ms. Sardo was appointed as our Secretary. In addition, no Form 5 was filed on her behalf.

•

On September 25, 2015, Sanjan Dhody was appointed as a member of the Board, but no Form 3 was filed on his behalf. At the time of his appointment, he was granted non-qualified stock options to purchase 19,231 shares of the Company's Common Stock, at an exercise price of $7.41 per share, 50% of which vested on the date of grant, and the remainder of which shall vest pro rata on a monthly basis for the two (2) years thereafter. In addition, no Form 5 was filed on his behalf.

•

OnNovember 3, 2015, Jay Samit was appointed as a member of the Board, but no Form 3 was filed on his behalf. At the time of his appointment, he was granted non-qualified stock options to purchase 19,231 shares of the Company's Common Stock, at an exercise price of $7.54 per share, 50% of which vested on the date of grant, and the remainder of which shall vest pro rata on a monthly basis for the two (2) years thereafter. In addition, no Form 5 was filed on his behalf.

•

On October 20, 2015 and December 30, 2015, Thomas Brophy, our President, Chief Executive Officer and Chairman of the Board purchased notes in the principal amounts of $100,000 and $220,000, respectively, in our 2015 Note Offering. The notes are convertible into 15,384 and 33,847 shares of our Common Stock, respectively. No Form 4 was filed on his behalf.

Code of Ethics

On September 25, 2015 we adopted a Code of Business Ethics for our employees, officers and directors (including our principal executive officer, principal financial officer and principal accounting officer) that complies with regulations of the Securities and Exchange Commission. The Code of Ethics is available free of charge on our website at www.curmusic.com and is filed as an exhibit to this report. We intend to timely disclose any amendments to, or waivers from, our Code of Ethics that are required to be publicly disclosed pursuant to rules of the SEC and any securities exchange on which our shares may be listed by filing such amendment or waiver with the SEC.

Board Committees

Our Board currently has four (4) members, Thomas Brophy, William Campbell, Sanjan Dhody and Jay Samit. Mr. Brophy serves as our Chairman. Our Board is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

We are a small company developing our product and have yet to generate operating revenues. We believe that our present management structure is appropriate for a company of our size and state of development.

Our Board may designate from among its members an executive committee and one or more other committees. On November 3, 2015, the Board established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which operates under a charter that has been approved by the Board.

Audit Committee

The Audit Committee (a) assists the Board in fulfilling its oversight of: (i) the quality and integrity of the Company's financial statements; (ii) the Company's compliance with legal and regulatory requirements relating to the Company's financial statements and related disclosures; (iii) the qualifications and independence of the Company's independent auditors; and (iv) the performance of the Company's independent auditors; and (b) prepares any reports that the rules of the Securities and Exchange Commission (the "SEC") require be included in the Company's annual proxy statement.

The Current members of the Audit Committee are Sanjan Dhody, as Chairman, Jay Samit and William Campbell. The Board has determined that all of the members of the Audit Committee are "independent," as defined under the rules of the Nasdaq Capital Market. In addition, all members of the Audit Committee meet the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Further, all members of the Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Capital Market. The Board has determined that Sanjan Dhody is an "audit committee financial expert" as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

A current copy of the Audit Committee's charter is available on the Company's website at www.curmusic.com.

Compensation Committee

The Compensation Committee (a) assists the Board in discharging its responsibilities with respect to compensation of the Company's executive officers and directors, (b) evaluates the performance of the executive officers of the Company, and (c) administers the Company's stock and incentive compensation plans and recommends changes in such plans to the Board as needed.

The initial members of the Compensation Committee are Jay Samit and Sanjan Dhody. The Board has determined that each of the members of the Compensation Committee are "independent," as defined under the rules of the Nasdaq Capital Market.

A current copy of the Compensation Committee's charter is available on the Company's website at www.curmusic.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in (a) identifying qualified individuals to become directors, (b) determining the composition of the Board and its committees, (c) developing succession plans for executive officers, (d) monitoring a process to assess Board effectiveness, and (e) developing and implementing the Company's corporate governance procedures and policies.

The current members of the Nominating and Corporate Governance Committee are William Campbell and Jay Samit. The Board has determined that each of the members of the Nominating and Corporate Governance Committee are "independent," as defined under the rules of the Nasdaq Capital Market.

A current copy of the Nominating and Corporate Governance Committee's charter is available on the Company's website at www.curmusic.com.

Shareholder Communications

Nominations of persons for election to the Board and the proposal of business to be transacted by the stockholders may be made at an annual meeting of stockholders (i) by or at the direction of the Board or (ii) by any stockholder of record of the Company who is entitled to vote at the meeting and who complies with the notice procedures set forth in Section 1.2 of our Amended and Restated Bylaws.

For nominations or business to be properly brought before an annual meeting of stockholders by a stockholder of record, (i) the stockholder must give timely notice thereof in writing to the Secretary of the Company (generally, to be timely, the notice must be received by the Secretary at the principal executive offices of the Company not less than 90 or more than 120 days prior to the one-year anniversary of the date on which the Company first mailed its proxy materials for the preceding year's annual meeting of stockholders ), (ii) any such business must be a proper matter for stockholder action under Delaware law and (iii) the stockholder's notice must include the information required by Section 1.2 of our Amended and Restated Bylaws.

A person is not eligible for election or re-election as a director at an annual meeting of stockholders unless the person is nominated (i) by a stockholder of record in accordance with clause (iii) of Section 1.2(a) of our Amended and Restated Bylaws or (ii) by or at the direction of the Board (or a duly authorized committee thereof).

Only such business shall be conducted at an annual meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in Section 1.2 of our Amended and Restated Bylaws.

Nominations of persons for election to the Board may be made at a special meeting of stockholders at which directors are to be elected (a) by or at the direction of the Board (or a duly authorized committee thereof) or (b) by any stockholder of record who is entitled to vote at the meeting and who complies with the notice procedures set forth in Section 1.2 of our Amended and Restated Bylaws.

For nominations to be properly brought before a special meeting of stockholders by a stockholder of record, (i) the stockholder must give timely notice thereof in writing to the Secretary of the Company (generally, to be timely, the notice must be received by the secretary at the principal executive offices of the Company not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board to be elected at such meeting) and (ii) the stockholder's notice must include the information required by Section 1.2 of our Amended and Restated Bylaws.

A person is not eligible for election or re-election as a director at a special meeting of stockholders unless the person is nominated (i) by or at the direction of the Board (or a duly authorized committee thereof) or (ii) by a stockholder of record in accordance with the notice procedures set forth in Article I of our Amended and Restated Bylaws.

Subject to certain exceptions, special meetings of stockholders may be called only by (a) the Chairman of the Board, (b) the Chief Executive Officer of the Company or (c) the Board (the previous provision of the Amended and Restated Bylaws provided that special meetings of stockholders may be called by the Chairman of the Board, the President, the Vice President (if any), or the Secretary of the Company at the request in writing of the majority of the members of the Board or holders of a majority of the total voting power of all outstanding shares of stock of the Company then entitled to vote).

Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting by or at the direction of the Board (the previous provision of the Bylaws provided that only such business as is specified in the notice of special meeting shall come before such meeting).

At any meeting of the stockholders, the holders of shares of stock of the Company entitled to cast a majority of the total votes entitled to be cast by the holders of all outstanding capital stock of the Company, present in person or represented by proxy, shall constitute a quorum for all purposes, unless or except to the extent that the presence of a larger number is required by law (this provision is similar to the previous provision of the Amended and Restated Bylaws).

Where a separate vote by one or more classes or series is required, the holders of shares of stock of the Company entitled to cast a majority of the total votes entitled to be cast by the holders of the shares of the class or classes or series, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to that vote on that matter.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2015 and 2014 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2015 and 2014; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2015 and 2014; and (iii) all individuals that served as executive officers of ours at any time during the fiscal years ended December 31, 2015 and 2014 that received annual compensation during the fiscal years ended December 31, 2015 and 2014 in excess of $100,000.

Name & Principal Position	Fiscal Year ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Brophy President, Chief Executive Officer and	2015	208,333	50,000	0	0	0	41,669	0	300,000
Chairman of the Board (1)	2014	235,715	0	0	244,800	0	0	0	480,515

Kelly Sardo Chief Financial Officer, Secretary and Treasurer (2)	2015	115,417	0	0	0	0	18,750	0	134,167

John Egazarian Chief Operating Officer (3)	2015	178,125	0	0	0	0	28,125	0	206,250

Michael Betts	2015	124,999	0	0	0	0	18,750	0	143,749
Chief Technology Officer (4)	2014	146,958	0	0	0	0	0	0	146,958

J.P. Lespinasse Chief Marketing Officer (5)	2015	151,562	0	0	37,003	0	18,750	0	207,315

Joseph LaPlante Chief Content Officer (6)	2015	89,584	0	0	27,006	0	18,750	0	135,340

Gordon C. Mackenzie III Chief Technology Officer (2)	2014	131,979	0	0	91,800	0	0	0	223,779

_______________

(1)

Reflects compensation received from CÜR Media, LLC through January 28, 2014. On January 28, 2014, Mr. Brophy was appointed as our President, Chief Executive Officer, interim Chief Financial Officer, and Treasurer. On May 26, 2015, he resigned as our interim Chief Financial Officer and Treasurer, and was appointed as our Chairman of the Board.

(2)	On May 26, 2015, Ms. Sardo was appointed as our Chief Financial Officer, Secretary and Treasurer.

(3)	On May 26, 2015, Mr. Egazarian was appointed as our Chief Operating Officer.

(4)	On November 13, 2014, Mr. Betts was appointed as our interim Chief Technology Officer. On May 26, 2014, the interim tag was removed from his title.

(5)	On March 30, 2015, Mr. Lespinasse was appointed as our Chief Marketing Officer.

(6)	On April 6, 2015, M. LaPlante was appointed as our Chief Content Officer.

(7)

On March 11, 2014, Mr. Mackenzie was appointed as our Chief Technology Officer. On November 13, 2014, Mr. Mackenzie resigned as our Chief Technology Officer, and all of his stock options were forfeited as of such date.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the fiscal year ended December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Thomas Brophy	9,800	0	0	$0.52	4/1/2022	0	0	0	0
Thomas Brophy	14,699	0	0	$0.52	10/1/2022	0	0	0	0
Thomas Brophy	3,920	0	0	$0.52	12/30/2022	0	0	0	0
Thomas Brophy	7,693	23,077	0	$13.00	3/11/2024	0	0	0	0
Thomas Brophy GRAT(1)	3,858	0	0	$1.04	2/2/2019	0	0	0	0
Thomas Brophy GRAT(1)	9,800	0	0	$0.0	10/17/2021	0	0	0	0
Kelly Sardo	2,404	7,212	0	$13.00	2/19/2024	0	0	0	0
John Egazarian	2,386	7,156	0	$13.00	1/28/2024	0	0	0	0
Michael Betts	2,205	735	0	$0.52	5/7/2022	0	0	0	0
Michael Betts	490	0	0	$0.52	1/1/2023	0	0	0	0
Michael Betts	5,880	0	0	$1.04	8/1/2023	0	0	0	0
J.P. Lespinasse	0	7,693	0	$13.00	3/30/2025	0	0	0	0
Joseph LaPlante	0	3,847	0	$13.00	4/6/2025	0	0	0	0
_______________

(1)

These options are held by Trust Under Article III of The Thomas E. Brophy 2004 Grantor Retained Annuity Trust Dated 3/2/2004 (the "Brophy Trust"). Karen P. Brophy, Mr. Brophy's wife, is the Trustee of the Brophy Trust.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2015 by each individual who served as a director at any time during the fiscal year, other than Mr. Brophy who was not separately compensated for his Board service.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John A. Lack(1)	$62,500	0	0	0	0	0	$62,500
Robert B. Jamieson(2)	0	0	0	0	0	0	0
Sanjan Dhody(3)	0	0	$118,848	0	0	0	$118,848
Jay Samit(4)	0	0	$122,501	0	0	0	$122,501

_______________

(1)

Reflects compensation received by Mr. Lack in connection with the 2015 Lack Consulting Agreement (defined below). The option grant was made simultaneously with his appointment as Chairman of the Board. Mr. Lack resigned as Chairman of the Board on September 25, 2015.

(2)	Mr. Jamieson resigned as Vice Chairman of the Board on January 13, 2016.

(3)	Mr. Dhody was appointed as a member of our Board on September 29, 2015.

(4)	Mr. Samit was appointed as a member of our Board on November 3, 2015.

As of the fiscal year ended December 31, 2015, we had no plans in place and had never maintained any plans that provided for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we had no contracts, agreements, plans or arrangements, whether written or unwritten, that provided for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer's responsibilities following a change in control.

Except as indicated below, we had no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Employment Agreements

Thomas Brophy Employment Agreement

On January 27, 2014, we entered into an Employment Agreement (the "Brophy Employment Agreement") with Thomas Brophy, pursuant to which he will serve as our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer. The Brophy Employment Agreement has an initial term through December 31, 2015, which term shall be automatically extended for successive one- year periods unless terminated by either party on at least three months' advance written notice. In consideration for his services, Mr. Brophy will earn an initial annual base annual salary of $250,000 ("Base Salary"), and is entitled to receive a minimum annual bonus in amount of $50,000 ("Annual Bonus").

In the event of Mr. Brophy's death or Disability, as such term is defined in the Brophy Employment Agreement, we will pay him for any unreimbursed expenses incurred, accrued but unpaid then current Base Salary and Annual Bonus and other accrued but unpaid employee benefits as provided in the Brophy Employment Agreement, in each case through the date of termination (the "Accrued Amounts"), for a period of six months following such death or Disability.

If Mr. Brophy's employment is terminated by us for a reason other than Cause, as such term is defined in the Brophy Employment Agreement, or by Mr. Brophy for Good Reason, as such term is defined in the Brophy Employment Agreement, and subject to Ms. Brophy's compliance with other terms of the Brophy Employment Agreement, then we will pay him (i) the Accrued Amounts, (ii) a lump sum payment equal to eighteen (18) months' Base Salary, which payment will be made on the 60th day following the date of termination, and (iii) if Mr. Brophy elects to continue his medical coverage under COBRA, we will pay for coverage under COBRA for eighteen (18) months following the date of termination.

If Mr. Brophy voluntarily terminates the Brophy Employment Agreement, or we terminate his employment for Cause, than he shall be entitled to receive the Accrued Amounts.

The Brophy Employment Agreement contains customary non-competition, non-solicitation and confidentiality covenants.

2014 John A. Lack Consulting Agreement

On January 28, 2014, we entered into a Consulting Agreement with John A. Lack, Chairman of our Board (the "2014 Lack Consulting Agreement"), pursuant to which Mr. Lack will provide strategic advisory services to us on an independent contractor basis. The 2014 Consulting Agreement has a term of 12 months. The services to be provided by Mr. Lack include, but are not limited to, the following:

•	assist with the development and execution of the Company's brand, marketing and sales strategies;
•	assist with development of the design of the user interface and user experience of Company's applications, including (amongst others) the Company's music streaming application;
•	use existing relationships with music companies, including Universal Music Group, Sony Music Entertainment, Warner Music Group (among others) to help negotiate licensing arrangements for the Company;
•	advise on the selection and hire of senior executives for the Company; and
•	assist the Company in its financing activities.

We agreed to pay Mr. Lack at the annual rate of $125,000, payable in equal monthly installments. We also granted him 10-year non-statutory stock options to purchase 30,770 shares of our Common Stock, exercisable, upon vesting, at a price of $13.00 per share. Mr. Lack is also entitled to receive 10-year options to purchase up to an additional 30,770 shares of our Common Stock at a purchase price based upon value of our Common Stock on the date of grant, which shall be granted upon the achievement of certain milestones of the Company to be determined by the Board.

2015 John A. Lack Consulting Agreement

On March 25, 2015, we entered into the 2015 Consulting Agreement with John A. Lack, Chairman of our Board, to be effective as of January 28, 2015. Pursuant to the 2015 Lack Consulting Agreement, Mr. Lack will provide strategic advisory services to us on an independent contractor basis. The Consulting Agreement has a term of twelve (12) months. The services to be provided by Mr. Lack include, but are not limited to, the following:

•	Provide actionable feedback on development and execution of the Company's brand, marketing and sales strategies;
•	Using his contacts, introduce the Company to companies that could be potential strategic partners for the Company;
•	Using his contacts, introduce the Company to companies that could be potential distribution partners for the Company;
•	Provide actionable feedback on the design of the user interface and user experience of Company's applications, including (amongst others) the Company's music streaming application;
•

Use existing relationships with music companies (labels and publishers), including Universal Music Group, Sony Music Entertainment, Warner Music Group (among others) to negotiate licensing arrangements for the Company;

•	Advise on the selection and hire of senior executives for the Company;
•	Assist the Company in its financing activities;
•	Promote and champion the product via interviews and interactions with media, shareholders and all parties interested in CÜR's products; and
•	Participate in meetings with investors and potential investors at the request of the CEO.

In consideration for his services, we agreed to pay Mr. Lack at the annual rate of $125,000 (the "Lack Consulting Fee"), payable in equal monthly installments. As further consideration, we agreed to grant Mr. Lack 10-year non-qualified stock options to purchase 30,770shares of the Company's Common Stock (the "2015 Lack Options"), 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter. We do not the currently have a sufficient number of stock options available under the 2014 Plan to grant the 2015 Lack Options. Therefore, we agreed to promptly take all action necessary to amend the 2014 Plan, in conjunction with a future financing, to increase the Company's number of available stock options so that we will have a sufficient number available to grant the 2015 Lack Options. The exercise price for the 2015 Lack Options will be equal to the fair market value for a share of the Company's Common Stock on the date of the grant.

The 2015 Lack Consulting Agreement will terminate upon Mr. Lack's death. It may also be terminated by us (a) upon 10-days written notice in the event of Mr. Lack's disability, (b) upon 30-day written notice without good cause, or (c) immediately for good cause. The Company's only obligations to Mr. Lack upon termination of the 2015 Lack Consulting Agreement shall be to pay Mr. Lack any portion of the Lack Consulting Fee and/or unreimbursed expenses accrued but unpaid as of the date of such termination.

The 2015 Lack Consulting Agreement contains standard provisions for confidentiality and non-solicitation.

Effective as of September 25, 2015, we terminated the Consulting Agreement dated March 25, 2015, by and between John A. Lack and the Company. The Consulting Agreement was terminated in connection with Mr. Lack's resignation as a member of the Company's Board.

John Egazarian Employment Agreement

On January 28, 2014, we entered into an Employment Agreement with Mr. Egazarian pursuant to which he served as our Vice President of Mobile Solutions. The term for the Agreement was not specified as it represents an "at will" contract of employment. Should Mr. Egazarian be terminated without cause, he will receive six months of severance. In consideration for his services, Mr. Egazarian will earn an initial annual base annual salary of $150,000 . As further consideration, we agreed to grant Mr. Egazarian 10-year non-qualified stock options to purchase 9,542 shares of the Company's Common Stock , 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter. On June 2, 2015, Egazarian was appointed Chief Operating Officer.

Jean Pierre Lespinasse Employment Agreement

On March 30, 2015 we entered into an Employment Agreement with Mr. Lespinasse pursuant to which he is serving as Chief Marketing Officer. The term for the Agreement was not specified as it represents an "at will" contract of employment. Should Mr. Lespinasse be terminated without cause, he will receive three months of severance. In consideration for his services, Mr. Lespinasse will earn an initial base salary of $225,000 and is entitled to receive a bonus based on subscribership after launch of CUR Music. As further consideration, we agreed to grant Mr. Lespinasse at contract signing, 7,693 and 5,770 at launch, 10-year non-qualified stock options to purchase shares of the Company's Common Stock , 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter.

Joseph LaPlante Employment Agreement

On April 6, 2015 we entered into an Employment Agreement with Mr. LaPlante pursuant to which he is serving as Chief Content Officer. The term for the Agreement was not specified as it represents an "at will" contract of employment. Should Mr. LaPlante be terminated without cause, he will receive two months of severance and paid health insurance for twelve months. In consideration for his services, Mr. LaPlante will earn an initial base salary of $150,000 and base salary of $250,000 upon public launch. As further consideration, we agreed to grant Mr. LaPlante at contract signing, 3,847 and 5,770 at launch, 10-year non-qualified stock options to purchase shares of the Company's Common Stock , 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information relating to the beneficial ownership of our Common Stock as of April 14, 2016 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of Common Stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director, executive officer or selling stockholder is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual or entity has sole or shared voting power or investment power as well as any shares that the individual or entity has the right to acquire within 60 days of April 14, 2016 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by that person or entity.

The percentage of shares beneficially owned is computed on the basis of 2,440,019 shares of our Common Stock outstanding as of April 14, 2016. Shares of our Common Stock that a person or entity has the right to acquire within 60 days of April 14, 2016 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person or entity, except with respect to the percentage ownership of all directors and executive officers as a group.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o CÜR Media, Inc., 2217 New London Turnpike, South Glastonbury, CT 06073.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
5% Stockholders
E. Jeffrey Peierls(2) 73 South Holman Way Golden, CO 80401	200,002	8.2%
Named Executive Officers and Directors
Thomas Brophy(3) President, Chief Executive Officer and Chairman of the Board of Directors	810,578	29.3%
Kelly Sardo(4) Chief Financial Officer, Secretary and Treasurer	5,409	*
John Egazarian(5) Chief Operating Officer	8,915	*
Michael Betts(6) Interim Chief Technology Officer	9,310	*
J.P. Lespinasse(7) Chief Marketing Officer	2,244	*
Joseph LaPlante(8) Chief Content Officer	3,045	*
Sanjan Dhody(9) Director	78,180	3.1%
Jay Samit(10) Director	12,420	*
William Campbell(11) Director	4,648	*
All directors and officers as a group (9 persons)(12)	907,852	31.7%

_____________

* Less than 1%

(1)	Percentages are based upon 2,440,336 shares of our Common Stock issued and outstanding as of April 12, 2016.

(2)

The shares of Common Stock indicated as beneficially owned by E. Jeffrey Peierls include shares of Common Stock held by Brian E. Peierls and E. Jeffrey Peierls, and a series of trusts over which E. Jeffrey Peierls has sole power to vote or direct the vote, and to dispose or direct the disposition.

(3)

Consists of (a) 358,637 shares of Common Stock held by Mr. Brophy, (b) 123,183 shares of Common Stock held by the Brophy Trust, (c) 45,726 shares underlying vested stock options held by Mr. Brophy vesting within 60 days as of April 14, 2016 (d) 3,858 shares underlying vested stock options held by the Brophy Trust vesting within 60 days as of April 14, 2016, (e) 198,454 shares of Common Stock underlying the principle in convertible notes immediately convertible, (f) 198,454 shares of Common Stock issuable upon exercise of warrants underlying the principle in convertible notes immediately convertible and (g) 9,800 restricted stock awards held by the Brophy Trust. Karen P. Brophy, Mr. Brophy's wife, is the Trustee of the Brophy Trust and has sole voting and investment power over the shares owned thereby. Does not include 13,462 shares of Common Stock underlying stock options that have not yet vested.

(4)

Includes 5,409 shares underlying vested stock options held by Ms. Sardo vesting within 60 days of April 14, 2016. Does not include 17,669 shares of Common Stock underlying stock options that have not yet vested.

(5)

Includes 8,915 shares underlying vested stock options held by Mr. Egazarian vesting within 60 days of April 14, 2016. Does not include 14,163 shares of Common Stock underlying stock options that have not yet vested.

(6)

Includes 9,310 shares underlying vested stock options held by Mr. Betts vesting within 60 days of April 14, 2016. Does not include 13,768 shares of Common Stock underlying stock options that have not yet vested.

(7)

Includes 2,244 shares underlying vested stock options held by Mr. Lespinasse vesting within 60 days of April 14, 2016. Does not include 5,449 shares of Common Stock underlying stock options held by Mr. Lespinasse that have not yet vested.

(8)

Includes 3,045 shares underlying vested stock options held by Mr. LaPlante vesting within 60 days of April 14, 2016. Does not include 2,725 shares of Common Stock underlying stock options that have not yet vested.

(9)

Consists of (a) 12 ,821 shares underlying vested stock options held by Mr. Dhody vesting within 60 days of April 14, 2016, (b) 32,680 shares of Common Stock underlying the principle in convertible notes immediately convertible, (c) 32,680 shares of Common Stock issuable upon exercise of warrants underlying the principle in convertible notes immediately convertible. Does not include 6,411 shares of Common Stock underlying stock options that have not yet vested for Mr. Dhody.

(10)

Includes 12,420 shares underlying vested stock options held by Mr. Samit vesting within 60 days of April 14, 2016. Does not include 6,811 shares of Common Stock underlying stock options that have not yet vested.

(11)

Includes 4,648 shares underlying vested stock options held by Mr. Campbell vesting within 60 of April 14, 2016. Does not include 3,045 shares of Common Stock underlying stock options that have not yet vested.

(12)

Includes (a) 108,395 shares underlying vested stock options vesting within 60 days of April 14, 2016, and (b) 9,800 restricted stock awards, (c) 153,203 shares of Common Stock underlying the principle in convertible notes immediately convertible, and (e) 153,203 shares of Common Stock issuable upon exercise of warrants underlying the principle in convertible notes immediately convertible. Does not include 83,503 shares of Common Stock underlying stock options that have not yet vested.

Change in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -- Securities Authorized for Issuance Under Equity Compensation Plans" for certain information with respect to our equity compensation plans as of December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

SEC rules require us to disclose any transaction since the beginning of our last fiscal year, or any currently proposed transaction, in which we are a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of our total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company's Common Stock, or an immediate family member of any of those persons.

Related Person Transaction Approval Policy

While we have no written policy regarding approval of transactions between us and a related person, our Board, as matter of appropriate corporate governance, reviews and approves all such transactions to the extent required by applicable rules and regulations. Generally, management would present any related person transactions proposed to be entered into by us to the Board for approval. The Board may approve the transaction if it is deemed to be in the best interests of our stockholders and the Company.

In addition to the Contribution, the 2014 PPO and the other transactions described elsewhere in this Annual Report, we have the following related party transaction:

Thomas Brophy Employment Agreement

On January 28, 2014, we entered into the Brophy Employment Agreement with Thomas Brophy, pursuant to which he will serve as our President, Chief Executive Officer, interim Chief Financial Officer and Treasurer. The Brophy Employment Agreement has an initial term through December 31, 2015, which term shall be automatically extended for successive one-year periods unless terminated by either party on at least three months' advance written notice. In consideration for his services, Mr. Brophy will earn an initial annual base annual salary of $250,000 ("Base Salary"), and is entitled to receive a minimum annual bonus in amount of $50,000 ("Annual Bonus").

In the event of Mr. Brophy's death or Disability, as such term is defined in the Brophy Employment Agreement, we will pay him for any unreimbursed expenses incurred, accrued but unpaid then current Base Salary and Annual Bonus and other accrued but unpaid employee benefits as provided in the Brophy Employment Agreement, in each case through the date of termination (the "Accrued Amounts"), for a period of six months following such death or Disability.

If Mr. Brophy's employment is terminated by us for a reason other than Cause, as such term is defined in the Brophy Employment Agreement, or by Mr. Brophy for Good Reason, as such term is defined in the Brophy Employment Agreement, and subject to Ms. Brophy's compliance with other terms of the Brophy Employment Agreement, then we will pay him (i) the Accrued Amounts, (ii) a lump sum payment equal to eighteen (18) months' Base Salary, which payment will be made on the 60th day following the date of termination, and (iii) if Mr. Brophy elects to continue his medical coverage under COBRA, we will pay for coverage under COBRA for eighteen (18) months following the date of termination.

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

2014 John A. Lack Consulting Agreement

On January 28, 2014, we entered into the 2014 Lack Consulting Agreement with John A. Lack, Chairman of our Board of Directors, pursuant to which Mr. Lack will provide strategic advisory services to us on an independent contractor basis. The 2014 Lack Consulting Agreement has a term of 12 months. The services to be provided by Mr. Lack include, but are not limited to, the following:

•	assist with the development and execution of the Company's brand, marketing and sales strategies;
•	assist with development of the design of the user interface and user experience of Company's applications, including (amongst others) the Company's music streaming application;
•	use existing relationships with music companies, including Universal Music Group, Sony Music Entertainment, Warner Music Group (among others) to help negotiate licensing arrangements for the Company;
•	advise on the selection and hire of senior executives for the Company; and
•	assist the Company in its financing activities.

We agreed to pay Mr. Lack at the annual rate of $125,000, payable in equal monthly installments. We also granted him 10-year non-statutory stock options to purchase 30,770 shares of our Common Stock, exercisable, upon vesting, at a price of $13.00 per share. Mr. Lack is also entitled to receive 10-year options to purchase up to an additional 30,770 shares of our Common Stock at a purchase price based upon value of our Common Stock on the date of grant, which shall be granted upon the achievement of certain milestones of the Company to be determined by our Board of Directors.

2015 John A. Lack Consulting Agreement

On March 25, 2015, we entered into the 2015 Lack Consulting Agreement with John A. Lack, Chairman of our Board, to be effective as of January 28, 2015. Pursuant to the 2015 Lack Consulting Agreement, Mr. Lack will provide strategic advisory services to us on an independent contractor basis. The Consulting Agreement has a term of twelve (12) months. The services to be provided by Mr. Lack include, but are not limited to, the following:

•	Provide actionable feedback on development and execution of the Company's brand, marketing and sales strategies;
•	Using his contacts, introduce the Company to companies that could be potential strategic partners for the Company;
•	Using his contacts, introduce the Company to companies that could be potential distribution partners for the Company;
•	Provide actionable feedback on the design of the user interface and user experience of Company's applications, including (amongst others) the Company's music streaming application;
•

Use existing relationships with music companies (labels and publishers), including Universal Music Group, Sony Music Entertainment, Warner Music Group (among others) to negotiate licensing arrangements for the Company;

•	Advise on the selection and hire of senior executives for the Company;
•	Assist the Company in its financing activities;
•	Promote and champion the product via interviews and interactions with media, shareholders and all parties interested in CÜR's products; and
•	Participate in meetings with investors and potential investors at the request of the CEO.

In consideration for his services, we agreed to pay Mr. Lack at the annual rate of $125,000 (the "Lack Consulting Fee"), payable in equal monthly installments. As further consideration, we agreed to grant Mr. Lack 10-year non-qualified stock options to purchase 30,770 shares of the Company's Common Stock (the "2015 Lack Options"), 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter. We do not the currently have a sufficient number of stock options available under the 2014 Plan to grant the 2015 Lack Options. Therefore, we agreed to promptly take all action necessary to amend the 2014 Plan, in conjunction with a future financing, to increase the Company's number of available stock options so that we will have a sufficient number available to grant the 2015 Lack Options. The exercise price for the 2015 Lack Options will be equal to the fair market value for a share of the Company's Common Stock on the date of the grant.

The 2015 Lack Consulting Agreement will terminate upon Mr. Lack's death. It may also be terminated by us (a) upon 10-days written notice in the event of Mr. Lack's disability, (b) upon 30-day written notice without good cause, or (c) immediately for good cause. The Company's only obligations to Mr. Lack upon termination of the 2015 Lack Consulting Agreement shall be to pay Mr. Lack any portion of the Lack Consulting Fee and/or unreimbursed expenses accrued but unpaid as of the date of such termination.

The 2015 Lack Consulting Agreement contains standard provisions for confidentiality and non-solicitation.

Effective as of September 25, 2015, we terminated the Consulting Agreement dated March 25, 2015, by and between John A. Lack and the Company. The Consulting Agreement was terminated in connection with Mr. Lack's resignation as a member of the Company's Board.

Sale of 12% Unsecured Convertible Promissory Notes

As of January 14, 2016, Thomas Brophy, our President, Chief Executive Officer and Chairman of the Board of Directors, and Sanjan Dhody, a director of ours, purchased 12% Unsecured Convertible Promissory Notes of the Company ("Notes") in the principal amount of $461,000 and $125,000 respectively.

The Notes have a stated maturity date of 5 years from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, which is also payable on maturity. Upon the closing of a financing by the Company during the term of the Notes involving the sale of at least $2,500,000 in equity securities (a "Qualified Offering") by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (i) $6.50, or (ii) a 15% discount to the price per share of the Equity Financing Securities. Each Unit will consists of one share (the "Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's Common Stock at an exercise price of $9.75. At any time prior to a Mandatory Conversion, the note holder may convert all or part of the outstanding principal amount of the Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $6.50 per Unit ("Optional conversion"). Upon failure by the Company to pay any principal amount or interest due under the Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Notes, the entire unpaid principal balance of the Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. The conversion price and number of Units issuable upon conversion of the Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

The Unit Warrants provide for the purchase of shares of the Company's Common Stock an exercise price of $9.75. The Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

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

Sale of 12% Senior Secured Convertible Promissory Notes

As of April 12, 2016, Thomas Brophy, our President, Chief Executive Officer and Chairman of the Board of Directors, purchased 12% Senior Secured Convertible Promissory Note of the Company ("Note") in the principal amount of $255,060.

The Note has a stated maturity date of 6 months from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Notes. Upon the closing of a financing (a "Qualified Offering") by the Company during the term of the Notes involving the sale of at least $15,000,000 in equity securities by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00 ("Mandatory Conversion"). At any time prior to a Mandatory Conversion, the warrant holder may convert all or part of the outstanding principal amount of the Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $2.00 per Unit ("Optional Conversion"). Each Unit will consists of one share (the "Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's Common Stock at an exercise price equal to (a) 125% of the price at which the Company's equity securities (or securities convertible into or exercisable for equity securities) are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Notes, the entire unpaid principal balance of the Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of a Note will be entitled to receive, pari passu with the other holders of the Notes, and in preference to the holders of the Company's other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder's Note. The conversion price and number of Units issuable upon conversion of the Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

The Unit Warrants provide for the purchase of shares of the Company's Common Stock an exercise price equal to (a) 125% of the price at which the Company's equity securities (or securities convertible into or exercisable for equity securities) are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion.. The Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company will grant to each Investor in the Offering registration rights with respect to the Unit Shares and Unit Warrant Shares, and to the Placement Agent (as defined below), and any sub-agent of the Placement Agent, registration rights with respect to the Common Stock issuable upon exercise of the Placement Agent Warrants (as defined below), in each case on a pari passu basis with, and upon substantially the same terms as the registration rights granted to, the investors in any subsequent Additional Note Offerings, if any, and in a Qualified Offering.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be "independent" and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of "Independent Directors." Nevertheless, our Board of Directors has determined that four (4) of our Board members, Sanjan Dhody, Jay Samit, and William Campbell are independent within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market.. Mr. Brophy serves as our Chairman

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, Friedman, LLP ("Friedman"), for professional services rendered during the years ended December 31, 2015 and December 31, 2014 are set forth in the table below:

Fee Category	Year ended December 31, 2015	Year ended December 31, 2014

Audit fees (1)	$85,000	$125,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	0
Total fees	$85,000	$125,000	*

___________

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

Audit Committee's Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended December 31, 2015 and 2014, were approved by our Board.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this Annual Report:

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Contribution Agreement, dated as of January 28, 2014, by and among the Registrant, Raditaz, and the holders of a majority of Raditaz's membership interests(1)
3.1	3.1	Certificate of Incorporation of Registrant filed November 17, 2011(2)
3.2	3.2	Amended and Restated Articles of Incorporation of Registrant filed January 31, 2014 (1)
3.3	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant filed February 9, 2016(12)
3.4	3.3	By-Laws of the Registrant (2)
3.5	3.1	Amended and Restated Bylaws of the Registrant(10)
4.1	4.1	Form of PPO Warrant of the Registrant(1)
4.2	4.2	Form of Broker Warrant of the Registrant(1)
4.3	4.1	Form of 12% Unsecured Convertible Promissory Note(11)
4.4	4.2	Form of Unit Warrant(11)
4.5	*	Form of 12% Senior Secured Convertible Promissory Note
4.6	*	Form of Unit Warrant
4.7	*	Form of Placement Agent Warrant
10.1	10.1	Services Agreement, dated March 11, 2014, between the Registrant and Wondersauce, LLC(3)
10.2	10.1

Split-Off Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant's wholly owned Delaware subsidiary(1)

10.3	10.2

General Release Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant's wholly owned Delaware subsidiary(1)

10.4	10.3	Indemnification Share Escrow Agreement, dated January 28, 2014 by and among the Registrant, Thomas Brophy, and Gottbetter & Partners, LLP, as escrow agent(1)
10.5	10.4	Form of Lock-Up Agreement between the Registrant and the officers, directors and 10% stockholders of the registrant party thereto(1)
10.6	10.5	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(1)
10.7	10.3	Revised Form of Securities Purchase Agreement between the Registrant and the investors party thereto(3)
10.8	10.6	Subscription Escrow Agreement, dated December 30, 2013, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(1)
10.9	10.5	Amendment No. 1 to Subscription Escrow Agreement, dated January 31, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.10	10.6	Amendment No. 2 to Subscription Escrow Agreement, dated March 13, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.11	10.7	Placement Agency Agreement, dated December 30, 2013, between the Registrant and Gottbetter Capital Markets, LLC(1)
10.12	10.8	Amendment No. 1 to Placement Agency Agreement, dated January 31, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.13	10.9	Amendment No. 2 to Placement Agency Agreement, dated March 13, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.14	10.8	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(1)
10.15*	10.9	Employment Agreement, dated January 28, 2014, between the Registrant and Thomas Brophy(1)
10.16*	10.10	Consulting Agreement, dated January 28, 2014, between the Registrant and John A. Lack(1)
10.17*	10.11	Employment Agreement, dated March 11, 2014, between the Registrant and Gordon C. Mackenzie III(3)
10.18*	10.11	The Registrant's 2014 Equity Incentive Plan(1)

10.19*	10.1	First Amendment to 2014 Equity Incentive Plan(4)
10.20*	10.1	Second Amendment to 2014 Equity Incentive Plan(5)
10.21*	10.13	Form of Non-Qualified Stock Option Agreement of the Registrant(3)
10.22	10.12	Form of Side Letter between the Registrant and its pre-Contribution stockholders(1)
10.23	10.1

Data License and Service Agreement, dated July 1, 2014, among the Company, Rovi Data Solutions and Veveo, Inc., as amended as of September 8, 2014 and September 18, 2014 (confidential portions have been omitted and filed separately with the SEC)(6)

10.24	10.2	Distribution Agreement, dated November 13, 2014, between the Company and MusicNet, Inc. d/b/a MediaNet Digital, Inc. (confidential portions have been omitted and filed separately with the SEC)(6)
10.25*	**	Consulting Agreement, dated March, 2014, between the Registrant and John A. Lack
10.26	10.1	The Registrant's 2015 Equity Incentive Plan (8)
10.27	?	Form of Non-Qualified Stock Option Agreement of the Registrant
10.28	10.1	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(9)
10.29	10.2	Form of Escrow Agreement among the Registrant, the investors party thereto, and CKR Law LLP, as escrow agent(9)
10.30	10.3	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(10)
10.31	**	Placement Agent Agreement by and between the Company and Katalyst Securities LLC
10.32	**	Form of Securities Purchase Agreement
10.33	**	Escrow Agreement by and among the Company, Katalyst Securities LLC and Delaware Trust Company
10.34	**	Security Agreement
10.35	**	Code of Business Conduct and Ethics of the Registrant(8)
16.1	16.1	Letter from Dov Weinstein & Co. C.P.A. to the Securities Exchange Commission, dated February 27, 2014(4)
21.1	**	List of Subsidiaries
31.1	**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

84

(1)

Filed with the Securities and Exchange Commission on February 3, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated January 28, 2014, which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on September 7, 2012, as an exhibit, numbered as indicated above, to the Registrant's registration statement on the Registrant's Registration Statement on Form S-1 (file no. 333-183760), which exhibit is incorporated herein by reference.

(3)

Filed with the Securities and Exchange Commission on February 17, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated February 11, 2014, which exhibit is incorporated herein by reference.

(4)

Filed with the Securities and Exchange Commission on February 28, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated February 24, 2014, which exhibit is incorporated herein by reference.

(5)

Filed with the Securities and Exchange Commission on April 25, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated April 21, 2014, which exhibit is incorporated herein by reference.

(6)

Filed with the Securities and Exchange Commission on October 14, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated October 8, 2014, which exhibit is incorporated herein by reference.

(7)

Filed with the Securities and Exchange Commission on November 11, 2014, as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2014, which exhibit is incorporated herein by reference.

(8)

Filed with the Securities and Exchange Commission on March 31, 2015, as an exhibit numbered as indicated above, to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, which exhibit is incorporated herein by reference.

(9)

Filed with the SEC on May 26, 2015, as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014, which exhibit is incorporated herein by reference.

(10)

Filed with the SEC on September 29, 2015, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated September 25, 2015, which exhibit is incorporated herein by reference.

(11)

Filed with the SEC on October 26, 2015, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated October 20, 2015, which exhibit is incorporated herein by reference.

(12)

Filed with the SEC on February 16, 2016, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated February 9, 2016, which exhibit is incorporated herein by reference.

*	Management contract or compensatory plan or arrangement

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CÜR MEDIA, INC.

Dated: April 14, 2016	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Dated: April 14, 2016	By:	/s/ Kelly Sardo
	Name:	Kelly Sardo
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Brophy		April 14, 2016
Thomas Brophy	President, Chief Executive Officer and Chairman of the Board of Directors

/s/ Sanjan Dhody		April 14, 2016
Sanjan Dhody	Director

/s/ Jay Samit		April 14, 2016
Jay Samit	Director

/s/ William Campbell		April 14, 2016
William Campbell	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CÜR Media, Inc.

We have audited the accompanying consolidated balance sheets of CÜR Media, Inc. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses, has not generated material revenues from operations to date, and anticipates needing additional capital in order to execute the current operating plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. If the Company is unable to successfully raise additional capital, the Company may find it necessary to contemplate the sale of its assets and curtail operations.

/s/ Friedman LLP

East Hanover, New Jersey

April 14, 2016

CÜR MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$734	$3,228,938
Prepaid Expenses	10,611	166,140
Other Current Assets	3,000	3,000
TOTAL CURRENT ASSETS	14,345	3,398,078

Property and Equipment, net	36,445	44,212

TOTAL ASSETS	$50,790	$3,442,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITES
Accounts Payable	$1,878,591	$379,880
Accrued Liabilities and Other Current Liabilities	345,079	96,706
Note Payable, Short-Term	26,270	25,622
Derivative Liabilities	2,052,893	3,800,229
TOTAL CURRENT LIABILITIES	4,302,833	4,302,437

Convertible Promissory Notes, net	74,707	-
Note Payable, Long-Term	13,113	37,180
TOTAL LONG TERM LIABILITIES	87,820	37,180

TOTAL LIABILITIES	4,390,653	4,339,617

STOCKHOLDERS' DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of December 31, 2015 or December 31, 2014)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 2,440,336 and 1,917,853 issued at December 31, 2015 and December 31, 2014, respectively and 2,464,671 and 1,938,554 outstanding at December 31, 2015 and December 31, 2014, respectively)	244	192
Additional Paid-In-Capital	10,361,183	5,299,936
Accumulated Deficit	(14,701,290)	(6,197,455)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(4,339,863)	(897,327)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$50,790	$3,442,290

See accompanying notes to consolidated financial statements.

CÜR MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES
Research and Development	7,954,364	3,955,020
General and administrative	1,951,256	1,180,235
Stock based Compensation	413,714	1,778,223
Depreciation and amortization	27,473	26,442

TOTAL OPERATING EXPENSES	10,346,807	6,939,920

OTHER INCOME (EXPENSE)
Interest Expense	(68,080)	(5,691)
Interest Income	5,778	9,047
Loss on extinguishment of derivative liabilities	(464,686)	-
Change in fair value of derivative liabilities	2,369,960	720,834
Other Income	-	18,275

TOTAL OTHER INCOME (EXPENSE)	1,842,972	742,465

NET LOSS	$(8,503,835)	$(6,197,455)

Basic and diluted net loss per share	$(3.66)	$(3.49)

Weighted average number of shares outstanding, basic and diluted	2,325,214	1,775,604

See accompanying notes to consolidated financial statements.

CÜR MEDIA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2014	1,008,861	$101	$4,925,404	$(5,536,144)	$(610,639)

Issuance of Common Stock for Pre-contribution	16,136	2	61,524	-	61,526
Issuance of Common Stock for warrant exercise	14,315	1	99,693	-	99,694
Issuance of Common Stock from PPO	744,756	74	3,620,890	-	3,620,964
Side Sale Agreement	106,126	11	1,379,620	-	1,379,631
Issuance of Common Stock for option exercise	735	-	383	-	383
Issuance of Common Stock for consulting services	26,924	3	349,997	-	350,000
Accumulated Deficit Recapitalization			(5,536,144)	5,536,144	-
Stock Compensation Expense	-	-	398,569	-	398,569
Net Loss	-	-	-	(6,197,455)	(6,197,455)

Balance, December 31, 2014	1,917,853	$192	$5,299,936	$(6,197,455)	$(897,327)

Issuance of Common Stock for warrant exercise from Offer to Exercise and Amend	497,548	50	4,203,502	-	4,203,552
Issuance of Common Stock for price based antidilution protection	15,690	2	132,410	-	132,412
Issuance of Common Stock for option exercise	3,882	-	2,222	-	2,222
Issuance of Common Stock for recruiting services	3,439	-	28,250	-	28,250
Issuance of Common Stock for consulting services	1,924	-	25,000	-	25,000
Issuance of Broker Warrants from Offer to Exercise and Amend	-	-	256,149	-	256,149
Stock Compensation Expense	-	-	413,714		413,714
Net Loss	-	-	-	(8,503,835)	(8,503,835)

Balance, December 31, 2015	2,440,336	$244	$10,361,183	$(14,701,290)	$(4,339,863)

See accompanying notes to consolidated financial statements.

CÜR MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,503,835)	$(6,197,455)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	27,473	26,442
Non-cash stock compensation expense	413,714	1,778,223
Non-cash interest expense	35,115	-
Share based consulting services	53,250	258,333
Change in fair value of derivative liabilities	(2,369,960)	(720,834)
Loss on Extinguishment of derivative liabilities	464,686	-
Changes in assets and liabilities
Prepaid Expenses	155,528	(46,638)
Other Current Assets	-	-
Accounts Payable	1,498,710	209,043
Accrued Liabilities and Other Current Liabilities	248,374	(139,721)
Net cash used in operating activities	(7,976,945)	(4,832,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,706)	(67,109)
Net cash used in investing activities	(19,706)	(67,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(23,419)	(174,953)
Proceeds from issuance of convertible promissory notes	1,972,500	-
Proceeds from issuance of common stock and warrants	2,819,366	8,303,607
Net cash provided by financing activities	4,768,447	8,128,654

NET INCREASE (DECREASE) IN CASH	(3,228,204)	3,228,938

CASH, BEGINNING OF YEAR	3,228,938	-

CASH, END OF THE YEAR	$734	$3,228,938

See accompanying notes to consolidated financial statements.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 - Summary of Business and Basis of Presentation

Organization and Business

CÜR Media, LLC (formerly known as Raditaz, LLC) ("Raditaz") was formed in Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the "Contribution") to CÜR Media, Inc. (formerly known as Duane Street Corp.) (the "Company") in exchange for approximately 769,231 shares of the Company's common stock, which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of the Contribution was automatically converted into shares of the Company's common stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 769,231 shares of the Company's common stock outstanding immediately thereafter. The Contribution is considered to be a recapitalization of the Company which has been retrospectively applied to these financial statements for all periods presented. In connection with the recapitalization, the accumulated deficit of $5,536,144 from the period from February 15, 2008 (inception) through the date of the Contribution was reclassified to additional paid-in-capital.

As a result of the Contribution, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices. The Company is currently developing CUR, a hybrid internet radio and on-demand music streaming service.

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

Research and Development Costs

All research and development costs, including costs to develop software used in the Company's applications, which do not meet the criteria for capitalization, are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2015 or 2014.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Derivative Liabilities

The Company does not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks; however we have warrants and convertible promissory notes that contain freestanding and embedded derivatives. We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities. The Company evaluates embedded conversion features and bifurcates the embedded conversion feature if it is not clearly and closely related to the host agreement. The estimated fair values of the derivative liabilities were determined using a Black-Scholes option pricing model which takes into account the probabilities of certain events occurring over the life of the instruments. The derivative liabilities are adjusted to their estimated fair values at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2015, the Company's cash balances did not exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Uncertain Tax Positions

The Company applies the provisions of FASB ASC 740-10, Accounting for Uncertain Tax Positions, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods, disclosure and transitions.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is three years ended December 31, 2014, for which the tax returns have been filed.

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

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company's ability to continue as a going concern.

The Company incurred net losses since inception, including a net loss of $8,503,835 and $6,197,455 in the years ending December 31, 2015 and 2014, respectively. The Company has developed CÜR, a hybrid internet radio and on-demand music streaming service and has not generated material revenue from operations and anticipates needing additional capital prior to launching CÜR to execute the current operating plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016 the Company closed on Securities Purchase Agreements (the "Purchase Agreements") with certain "accredited investors" (the "Buyers"), pursuant to which the Buyers purchased 12% Unsecured Convertible Promissory Notes of the Company (the "2015 Convertible Promissory Notes" or "Notes") in the aggregate principal amount of $2,113,500 (the "Convertible Note Offering"). The aggregate gross proceeds to the Company were $2,113,500 (before deducting expenses related to the purchase and sale of the 2015 Convertible Promissory Notes of approximately $45,000), of which $586,000 in proceeds were from members of the Board.

On April 12, 2016 the Company closed on Securities Purchase Agreements (the "Purchase Agreements") with certain "accredited investors" (the "Buyers"), pursuant to which the Buyers purchased 12% Secured Convertible Promissory Notes of the Company (the "2016 Convertible Promissory Notes") in the aggregate principal amount of $2,000,000. The aggregate gross proceeds to the Company were $2,000,000 (before deducting expenses related to the purchase and sale of the Notes of $223,519), of which $255,060 of the proceeds were from members of the Board.

The Company intends to raise an additional $15-20 million concurrent with the planned launch of CÜR Music to implement its business plan, market CÜR Music, provide content license costs, and for general working capital. Fundraising discussions have started, however no specific terms have been set. The Company plans to launch its CÜR Music's streaming product in the third fiscal quarter of 2016.

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

December 31, 2015 and 2014

Note 3 - Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and intense competition. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, content licensing, regulatory and other risks including the potential for business failure.

Note 4 - Property and Equipment

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2015	2014

Servers, computers and other related equipment	$108,788	$89,082
Office furniture	7,915	7,915
Leasehold Improvements	10,839	10,839
Total property and equipment	127,542	107,836

Less accumulated depreciation	91,097	63,624

Total Property and Equipment	$36,445	$44,212

Depreciation expense totaled $27,473 and $26,442 for the years ended December 31, 2015 and 2014, respectively. No impairments of property and equipment occurred or were recognized during the fiscal years ended December 31, 2015 and 2014.

Note 5 - Debt Instruments

Note Payable

On June 19, 2012, the Company entered into a promissory note ("State of CT Note") with the State of Connecticut Department of Economic and Community Development ("CT DECD") for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Commencing on the thirteenth month following the loan date and continuing on the first day of each month thereafter principal and interest shall be payable in 48 equal, consecutive monthly installments. The full principal and all accrued interest are due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of December 31, 2015 and 2014, the Company had $13,113 and $37,180 in principal recorded as Note Payable in the long-term sections of the Company's balance sheet, respectively and $26,270 and $25,622 in short-term liability, respectively.

Convertible Promissory Notes, net

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, and December 30, 2015 the Company entered into Purchase Agreements with certain Buyers, pursuant to which the Buyers purchased Convertible Promissory Notes ("2015 Convertible Promissory Notes") in the aggregate principal amount of $1,972,500. The aggregate gross proceeds to the Company were $1,972,500 (before deducting expenses related to the purchase and sale of the 2015 Promissory Notes of $45,000), of which $445,000 of the proceeds were from members of the Board.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The 2015 Convertible Promissory Notes have an aggregate principal balance of $1,972,500 and a stated maturity date of 5 years from the date of issuance. The principal on the 2015 Convertible Promissory Notes bears interest at a rate of 12% per annum, which is also payable on maturity. Upon the closing of a financing by the Company during the term of the 2015 Convertible Promissory Notes involving the sale of at least $2,500,000 in equity securities (a "Qualified Offering") by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the 2015 Convertible Promissory Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (i) $6.50, or (ii) a 15% discount to the price per share of the Equity Financing Securities. Each Unit will consist of one share (the "Unit Shares") of the Company's common stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's common stock at an exercise price of $9.75. At any time prior to a Mandatory Conversion, the note holder may convert all or part of the outstanding principal amount of the Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $6.50 per Unit ("Optional Conversion"). Upon failure by the Company to pay any principal amount or interest due under the 2015 Convertible Promissory Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the 2015 Convertible Promissory Notes, the entire unpaid principal balance of the Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. The conversion price and number of Units issuable upon conversion of the 2015 Convertible Promissory Notes is subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

The embedded conversion feature was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $1,932,907 upon issuance. The debt discount is being amortized to interest expense over the term of the loan. Refer to Note 6 for discussion of the derivative liability.

The Unit Warrants provide for the purchase of shares of the Company's common stock an exercise price of $9.75. The Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of common stock to be deliverable upon exercise of the Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company has agreed to use its commercially reasonable efforts to file a registration statement ("Registration Statement") to register the Unit Shares and Unit Warrant Shares no later than (i) the date that is ninety (90) calendar days after the final closing under the Qualified Offering, or (ii) the date which is ninety (90) calendar days after the first Optional Conversion of the 2015 Convertible Promissory Notes. The Company has agreed to use its commercially reasonable efforts to make the Registration Statement declared effective no later than one hundred and eighty (180) calendar days after the Registration Statement is first filed with the Commission.

On April 12, 2016, with the closing of the 2016 Convertible Promissory Notes, certain terms of the 2015 Convertible Promissory Notes were amended. Under the new terms of the Notes, upon the closing of 15,000,000 in equity securities (a "Qualified Offering") by the Company ("Equity Financing Securities") all of the outstanding principal amount of the 2015 Convertible Promissory Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (i) $5.60 or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unit will consist of one share (the "Unit Shares") of the Company's common stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's common stock at an exercise price of 125% of the Qualified Offering unit price. The terms of the amendment were in exchange for the 2015 Convertible Promissory Note holders' subordination to the 2016 Convertible Promissory Note holders.

Note 6 - Derivative Liabilities

The PPO and agent warrants described in Note 8 qualify for derivative classification due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the closings under the private placement offerings. The embedded conversion feature of the 2015 Convertible Promissory Notes described in Note 5 also qualifies for derivative classification. The initial fair value of these liabilities was recorded as an increase to derivative liabilities with a corresponding debt discount. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities for the periods ended December 31, 2015 and 2014.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

Balance at the beginning of period	$3,800,229	$-

Addition of new derivative liabilities (warrants)	162,643	4,521,063

Change in fair value of warrants	(1,942,381)	(720,834)

Addition of new derivative liabilities (conversion features)	1,932,907	-

Change in fair value of the conversion features	(427,579)	-

Extinguishment of derivative liabilities	(1,472,926)	-

Balance at the end of the period	$2,052,893	$3,800,229

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company's common stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. Prior to May 2015, the expected volatility used in the valuation of the derivatives was based on historical volatility of publicly traded peer companies due to the limited trading history of the Company's common stock. During the second quarter of 2015, the expected stock price volatility for the Company's derivatives is based on the historical volatility since the date of the Company's 2014 PPO. As required, these are classified based on the lowest level of input that is significant to the fair value measurement.

The weighted average per-share fair value of each common stock warrant derivative liability of $4.641, $2.132 and $4.147 was determined at December 31, 2014, April 6, 2015 (the date of the Offer to Exercise and Amend) and December 31, 2015, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2014	65.70%	1.65%	0%	4.15
At April 6, 2015 (Offer to Exercise and Amend)	65.22%	1.37%	0%	4.00
At December 31, 2015	113.83%	1.76%	0%	3.45

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the 2015 Convertible Promissory Notes of $6.37 and $4.96 determined at issuance and December 31, 2015, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At Issuance	111.72%	1.61%	0%	5.00
At December 31, 2015	113.83%	1.76%	0%	4.88

Note 7 - Related Party Transactions

During the year ended December 31, 2015, members of the board funded a total of $445,000 under the 2015 Convertible Promissory Notes. Subsequent to yearend, the members of the board funded an additional $141,000 through additional closings of the 2015 Convertible Promissory notes and $255,060 under the 2016 Convertible Promissory Notes.

Note 8 - Common Stock Warrants

Concurrent with the closings of the Contribution and the 2014 PPO, discussed below, the Company issued PPO warrants with respect to an aggregate of 744,756 underlying common shares to the investors in the 2014 PPO (the "PPO Warrants"). Each PPO Warrant has a term of five years to purchase one share of common stock at $26.00 per share. The PPO Warrants have weighted average anti-dilution and price protection, and a cashless exercise provision, which were subject to customary exceptions.

In addition, the placement agent in the 2014 PPO, and its sub-agents, received warrants exercisable for a period of five years to purchase a number of shares of common stock equal to 10% of the number of shares of common stock sold to investors if introduced to the 2014 PPO, with a per share exercise price of $13.00 (the "Broker Warrants"). As a result of the foregoing, the placement agent in the 2014 PPO, and its sub-agents, were issued Broker Warrants with respect to an aggregate of 74,483 underlying shares of the Company's common stock.

On April 6, 2015, the Company consummated the Offer to Amend and Exercise the PPO Warrants. Pursuant to the Offer to Amend and Exercise, PPO Warrants to purchase an aggregate of 497,548 shares of common stock were tendered by their holders and were amended and exercised at an exercise price of $6.50 per share for gross proceeds to the Company of $3,233,502 (before deducting placement agent fees and expenses of the Offer to Amend and Exercise of approximately $417,000).

Effective on or prior to April 6, 2015, the Company and the holders of (a) 113,469 PPO Warrants, that chose not to participate in the Offer to Amend and Exercise ("Non-Participating Original Warrants"), and (b) all 74,483 Broker Warrants, approved an amendment to remove the price-based anti-dilution provisions in their warrants. As a result, the price-based anti-dilution provisions contained in these Non-Participating Original Warrants and Broker Warrants have been removed and were of no further force or effect as of April 6, 2015.

The Warrant Agent for the Offer to Amend and Exercise was paid an aggregate commission of approximately $323,350 and was issued Warrant Agent Warrants to purchase an aggregate of 49,752 shares of the Company's common stock at an exercise price of $6.50 per share for a term of five (5) years.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

As discussed in Note 6, certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of common stock or common stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO Warrants, 133,739 still remain with these priced-based anti-dilution rights. Upon consummation of the Offer to Amend and Exercise the PPO Warrants, and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive (i) a reduction in the price of their PPO Warrants from $26.00 per share to $23.01 per share, (ii) an aggregate of 17,180 additional shares of common stock, and (iii) and aggregate of 17,180 additional warrants to purchase shares of common stock of the Company at an exercise price of $23.01 per share.

In addition, as discussed in Note 5, with the issuance of the 2015 Convertible Promissory Notes, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $23.01 per share to $20.64 per share, (ii) an aggregate of 17,524 additional shares of common stock, and (iii) an aggregate of 17,524 additional warrants to purchase shares of common stock of the Company at an exercise price of $20.64 per share.

Common Stock warrant activity during the year ended December 31, 2015 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2014	819,239	$24.82
Granted	84,456	12.31
Cancelled/Forfeited	-	-
Exercised	(497,548)	26.00
Balance as of December 31, 2015	406,147	$19.01

The Company uses Level 3 inputs for its valuation methodology for the warrants issued, as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company's common stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. Refer to Note 6 for the weighted average assumptions used to determine the fair value of the derivative liabilities using the Black-Scholes pricing model. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The weighted average per-share fair value of each common stock warrant that qualified to be recorded as permanent equity of $5.15 was determined on the date of grant using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	113.83%	1.76%	0%	5.00

Note 9 - Common Stock

Prior to the Contribution (defined above), the Company raised $61,526 by issuing 16,135 shares of the Company's common stock at a price per share of $3.77. Additionally, on January 17, 2014 the Company issued 14,315 shares of common stock for proceeds of $99,694 in connection with the exercise of warrants.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On January 28, 2014, the members of Raditaz, contributed their Raditaz membership interests to the Company in exchange for approximately 769,231 shares of the Company's common stock, which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of Contribution were automatically converted into shares of the Company's common stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution was converted into approximately 769,231 shares of common stock outstanding immediately thereafter. This conversion has been retrospectively presented in the financial statements.

Concurrently with the closing of the Contribution and in contemplation of the Contribution, the Company held three closings of its private placement offering ("PPO") on January 28, March 14, and March 28, 2014, a total of 744,756 shares of common stock were issued. Proceeds were received of approximately $9,680,000, before deducting placement agent fees and expenses of the 2014 PPO of approximately $1,500,000. PPO Warrants were issued that entitled their holders to purchase 744,756 shares of the Company's common stock, with a term of five years and an exercise price of $26.00 per share, and Broker Warrants were issued that entitled their holders to purchase 74,483 shares of the Company's common stock, with a term of five years and an exercise price of $13.00 per share. See Note 8 for discussion on modification of the warrants under the Offer to Amend and Exercise.

As discussed in Note 6, certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of common stock or common stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO Warrants, 133,739 still remain with these priced-based anti-dilution rights. With the consummation of the Offer to Amend and Exercise the PPO Warrants, and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive, (i) a reduction in the price of their PPO Warrants from $26.00 per share to $23.01 per share, (ii) an aggregate of 17,180 additional shares of common stock, and (iii) an aggregate of 17,180 additional warrants to purchase shares of common stock of the Company at an exercise price of $23.01 per share. In addition, with the issuance of the 2015 Convertible Promissory Notes, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $23.01 per share to $20.64 per share, (ii) an aggregate of 17,524 additional shares of common stock, and (iii) an aggregate of 17,524 additional warrants to purchase shares of common stock of the Company at an exercise price of $20.64 per share.

Prior to the Contribution, eleven stockholders of the Company ("Pre-Contribution Transaction Stockholders"), entered into an agreement with the Company ("Side Sale Agreement") pursuant to which they agreed to cancel a portion of their shares after the initial closing of the 2014 PPO such that the aggregate number of shares they collectively held following such cancellation would be equal to 19.9% of the total outstanding shares of the Company's common stock. Subsequent to the initial closing of the 2014 PPO, approximately 55,022 shares were cancelled in connection with the Side Sale Agreement. Terms included in the Side Sale Agreement provided for the issuance of additional shares to the Pre-Contribution Transaction Stockholders in the event there were additional closings of the 2014 PPO following the initial closing so as to maintain their 19.9% common stock ownership position, in the aggregate. As a result of the second and third closings of the 2014 PPO, an aggregate of approximately 106,126 restricted shares of common stock were issued to the Pre-Contribution Transaction Stockholders (the "Adjustment Shares"). The Company recorded $1,379,631 of stock based compensation expense during the year ended December 31, 2014 in connection with the issuance of the Adjustment Shares with a fair value per share of $13.00.

On September 29, 2014 the Company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for advisory services. Pursuant to the services agreement with the consultant the Company was obligated to issue 19,231 shares of restricted common stock in prepayment of services to be provided under the agreement. These shares were issued on September 29, 2014 at a fair value of $13.00 per share.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On December 17, 2014 the Company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for advisory services. Pursuant to the services agreement with the consultant the Company was obligated to issue 7,693 shares of restricted common stock in prepayment of services to be provided under the agreement. These shares were issued on December 17, 2014 at a fair value of $13.00 per share. Approximately $92,000 and $0 of the expense is considered a prepaid expense on the balance sheet of the Company at December 31, 2014 and 2015, respectively.

On February 28, 2015 the Company entered into a contract with a consultant pursuant to which the Company issued shares in exchange for providing investor relations services provided by the consultant. Pursuant to the services agreement with the consultant, the Company was obligated to issue 1,924 shares of restricted common stock in prepayment of services to be provided under the agreement. These shares were issued on February 28, 2015 at a fair value of $13.00 per share.

On December 29, 2014, the Company entered into a contract with an executive recruiter pursuant to which the Company was obligated to issue shares in connection with the identification and subsequent hiring of a candidate for an executive position. The Company was obligated to issue shares of restricted common stock equivalent to $28,250. On March 30, 2015, 3,439 shares of restricted common stock were issued at a 10-day weighted average value of $8.19 per share.

On May 26, 2015, the Board of Directors (the "Board") approved and authorized the Company to effect a reverse stock split (the "Reverse Stock Split") at a ratio of not less than 1-for-5 and not more than 1-for-15 (the "Reverse Split Ratio"). On February 9, 2016 we filed a certificate of amendment ("Certificate of Amendment") to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which, effective as of February 16, 2016, we effected a reverse stock split of our common stock, $0.0001 par value per share ("Common Stock") at a rate of 1-for-13. Throughout this report the reverse split was retroactively applied to all periods presented.

Note 10 - Equity Incentive Awards

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

Upon closing of the Contribution (discussed above), the Board adopted, and the stockholders approved, the 2014 Equity Incentive Plan (the "2014 Plan") which provides for the issuance of equity awards of up to 307,693 shares of common stock to officers, key employees, consultants and directors. Upon effectiveness of the Contribution, 500,000 options outstanding under the 2008 Plan were exchanged for an aggregate of (i) approximately 102,681 non-statutory stock options to purchase shares of the Company's common stock at an average exercise price of approximately $2.86 per share, and (ii) approximately 24,335 restricted stock awards (of which approximately 17,068 were fully vested and represented approximately 17,068 issued and outstanding shares of the Company's common stock).

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On April 21, 2014, the 2014 Plan was further amended to increase the total number of shares of common stock reserved for issuance thereunder from 307,693 to 326,924.

On October 8, 2014, the 2014 Plan was amended to increase the total number of shares of common stock reserved for issuance thereunder from 326,924 to 338,462.

Under the 2014 Plan, the Company determines various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period), exercise price, and payment terms.

On September 25, 2015, the Board adopted the 2015 Equity Incentive Plan (the "2015 Plan") to provide the Company with flexibility in its ability to motivate, attract, and retain the services of members of the Board, key employees and consultants. The 2015 Plan provides for the issuance of equity awards of up to 307,693 shares of common stock. The 2015 Plan is subject to approval by the Company's stockholders within 12 months after its effective date. In the event that stockholder approval is not obtained within 12 months after the effective date, all incentive stock options granted under the 2015 Plan shall be treated as non-qualified stock options.

Stock Options

Option activity during the years ended December 31, 2015 and 2014 was as follows:

	Options Outstanding
	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of December 31, 2014	281,808	$9.02	7.7
Granted	66,169	$8.01
Cancelled/Forfeited	(33,537)	$11.55
Exercised	(3,882)	$0.57
Balance as of December 31, 2015	310,558	$8.64	7.9
Exercisable December 31, 2015	181,744	$7.23

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Summary information regarding the options outstanding and exercisable at December 31, 2015 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in shares)	Weighted Average Exercise Price

$ 0.50 - 4.00	86,518	6.29	$0.69	79,183	$0.70

$ 4.01 - 8.00	40,002	9.78	$7.45	20,834	$7.47

$ 8.01 - 12.00	26,602	8.69	$8.81	2,744	$11.20

$ 12.01 - 23.01	157,438	8.08	$13.28	78,983	$13.57

	310,558			181,744

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $6.31 and $7.93 for options granted in 2015 and 2014, respectively. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

	Fiscal Year Ended December 31,
	2015	2014
Exercise Price	7.95	13.00
Expected life (years)	6.00	6.11
Risk-free interest rate	1.54%	1.62%
Expected volatility	103.77%	67.39%
Expected dividend yield	0%	0%

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

Options to Non-Employees

The per-share fair value of options granted to non-employees is estimated on the date of grant and then re-measured each reporting period until the options vest using the Black- Scholes option pricing model with the same assumptions as those used for employee awards with the exception of expected term. The expected term for non-employee awards is the contractual term of 10 years on the date of grant.

As of December 31, 2015 and 2014 a total of 23,777 and 24,547 options issued to non-employees were outstanding, respectively, and 23,777 and 23,319, respectively, were vested.

During the years ended December 31, 2015 and 2014, the Company recorded $252 and $91,076 respectively, in stock-based compensation expenses related to option grants made to non-employees. As of December 31, 2015, substantially all compensation cost related to stock options granted to non-employees was recognized. The fair value of these options will be re-measured each reporting date until the options vest. The re-measured fair value will be recognized as compensation expense over the remaining vesting term of the options.

Stock-based Compensation Expense

As of December 31, 2015, total compensation cost related to stock options granted, but not yet recognized, was $686,675, which the Company expects to recognize over a weighted-average period of approximately 2.39 years. Stock-based compensation expenses related to all employee and non-employee stock-based awards for the years ended December 31, 2015 and 2014 were $413,714 and $398,569, respectively.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Restricted Stock Awards

The Company has issued restricted stock awards with respect to 24,335 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2015 and 2014, 24,335 and 20,701 restricted common shares were outstanding but not yet issued under these awards, respectively. The Company is obligated to issue these awards upon request by the holder of the award. During each of the twelve month periods ended December 31, 2015 and 2014, the Company recorded stock based compensation of $827 and $1,854, respectively. As of December 31, 2015, there was no unrecognized stock based compensation expense related to restricted stock awards granted.

Note 11 - Income Taxes

Prior to January 28, 2014 the Company's wholly owned subsidiary, CÜR Media, LLC was a limited liability company, accordingly no provision for income taxes has been made in the accompanying financial statement for the period from January 1, 2013 until January 28, 2014 as taxable income or losses are reportable on the tax returns of the members of the Company.

Prior to the Contribution, CÜR Media, Inc., formerly Duane Street, Inc., filed corporate income tax returns.

Income tax provision (benefit) for the year ended December 31, 2015 and 2014 is summarized below:

	2015	2014

Net operating loss carryforwards - Federal	$3,555,936	1,465,106
Net operating loss carryforwards - State	819,965	412,744
Stock-based compensation	179,572	254,502
Other temporary differences	70,118	19,258
Totals	4,625,591	2,151,610
Less valuation allowance	(4,625,591)	(2,151,610
Deferred tax assets	$-	-

As of December 31, 2015 the Company had potentially utilizable Federal and state net operating loss tax carryforwards of approximately $15,976,678. The net operating loss tax carryforwards will start to expire in 2033.

The utilization of the Company's net operating losses may be subject to limitation due to the "change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2015 and 2014 are as follows:

	2015	2014
Statutory Federal tax rate	34.0%	34.0%
State income tax rate (net of Federal)	6.8%	4.4%
Other permanent differences	(12.8)%	(3.8)%
Effect of valuation allowance	(28.0)%	(34.6)%
Effective tax rate	0.0%	0.0%

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, at December 31, 2015 the Company determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e. greater than 50% probability) that some portion or all of the deferred tax asset may not be realized in the future. The Company recognized a reserve of 100% of the amounts of the deferred tax assets in the amount of $4,266,447.

Management believes that the Company does not have any tax positions that will result in a material impact on the Company's financial statements because of the adoption of ASC740. However, management's conclusion may be subject to adjustment at a later date based on ongoing analyses of tax laws, regulations and related Interpretations. The Company will report any tax-related interest and penalties related to uncertain tax positions as a component of income tax expense.

There are open statues of limitations for taxing authorities in federal and state jurisdictions to audit the Company's tax returns from 2012 through the current period. There have been no income tax related interest or penalties assessed or recorded.

Note 12 - Commitments and Contingencies

Data License and Service Agreement with Rovi

On July 1, 2014 the Company entered into a licensing agreement acquiring the limited, non-exclusive, non- transferable right to use, display, communicate, reproduce and transmit the Licensors' data. On September 8 and September 18, a first amendment and second amendment to the data license and service agreement, respectively, were executed which expanded the original license agreement to include custom development of search and voice capabilities. The licensing agreement remains in effect through and including March 14, 2017. The Company has the option to extend the term of this agreement for additional 1 year periods.

During the term of the licensing agreement and as consideration for the grant of rights and license of the Licensors' data, the Company agreed to pay the Licensor a monthly minimum charge during the development period which is the period where data will be used for internal, non-public, non-commercial uses. In addition, the Company has agreed to pay a minimum per month during the first initial term, subsequent to launch date until March 14, 2016. For each subsequent term, consideration paid will depend on the number of subscribers of the Licensee property.

As of December 31, 2015, the Company has paid the Licensor $433,595.

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

As of December 31, 2015, the Company has paid $115,771.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

MediaNet Digital, Inc.

On November 10, 2014 the Company entered into a service agreement which provides the Company with a catalog of sound recordings and metadata which enables and provides for the delivery of sound recordings to end users of the Company's application. The agreement remains in effect for a period of three years following the effective date of

November 7, 2014. The agreement will automatically renew for successive one year terms unless terminated by MediaNet or the Company.

The Company will pay a set-up fee. In addition, the Company will pay a monthly technology licensing fee during the initial term, a monthly usage fee and will pay for any additional professional services and technical assistance or customization.

As of December 31, 2015, the Company has paid $117,500 to MediaNet.

Content Licenses

The Company has entered into agreements with certain music labels, pursuant to which the Company has been provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with the Company's CÜR-branded Internet music service The Company has also entered into agreements with certain music publishing companies, pursuant to which the Company has been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the "Content Agreements," the Music Labels and Music Publishers may be collectively referred to herein as the "Content Providers," and the Label Materials and Publisher Materials may be collectively referred to herein as the "Licensed Materials."

Pursuant to the Content Agreements, the Company is required to pay certain minimum content fees over the term of the Content Agreements as follows: $14.0 million in the first year of the agreements, of which approximately $8.0 million was due on January 31, 2016, $25.5 million in the second year of the agreements, and $18.5 million in the third year of the agreements. The Company was not able to make the initial payments due on January 31, 2016. Each of the applicable Content Agreements provides that, upon the Company's failure to make the required initial payment, the applicable Content Provider will provide the Company with written notice, and an opportunity to cure. The cure periods in the Content Agreements range from 10 to 30 days. In addition, each of the applicable Content Providers has orally agreed to provide the Company with additional time to make the required initial payments. The extensions range from 90 to 120 days.

Minimum payments related to the previously described contracts is summarized as follows:

Twelve Months Ended December 31,	Total

2016	9,563,876	*

2017	20,825,917	*

2018	15,185,917	*

2019	11,750,000	*

_______________

*	Additional contract terms include per subscriber, stream or percentage of revenue charges.

On April 12, 2016, the Company paid an aggregate of $500,000 to the Content Providers from the proceeds it received in connection with the sale of the Company's 2016 Convertible Promissory Notes.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 13 - Subsequent Events

Sale of Convertible Notes

2015 Convertible Promissory Notes

January 14, 2016 the Company closed its 2015 Convertible Note offering (as discussed in Note 5) whereby it entered into Purchase Agreements with certain Buyers, pursuant to which the Buyers purchased Notes in the aggregate principal amount of $141,000, all of which was funded by a director of the Company.

As discussed in Note 5, certain securities the Company issued in the 2014 PPO have price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, the Company issues additional shares of common stock or common stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO Warrants, 133,739 still remain with these priced-based anti-dilution rights. With the issuance of 2015 Convertible Promissory Notes on January 14, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $23.01 per share to $20.50 per share, (ii) an additional 1,150 shares of common stock, and (iii) an additional 1,150 warrants to purchase shares of common stock of the Company at an exercise price of $20.50 per share.

On April 12, 2016 the Company entered into Purchase Agreements with certain Buyers, pursuant to which the Buyers purchased Convertible Promissory Notes in the aggregate principal amount of $2,000,000 ("2016 Convertible Promissory Notes"). The aggregate gross proceeds to the Company were $2,000,000 (before deducting expenses related to the purchase and sale of the Notes of $223,519), of which $255,060 of the proceeds were from members of the Board.

2016 Convertible Promissory Notes

On April 12, 2016 the Company closed on Securities Purchase Agreements (the "Purchase Agreements") with certain "accredited investors" (the "Buyers"), pursuant to which the Buyers purchased 12% Secured Convertible Promissory Notes of the Company (the "2016 Convertible Promissory Notes") in the aggregate principal amount of $2,000,000. The aggregate gross proceeds to the Company were $2,000,000 (before deducting expenses related to the purchase and sale of the Notes of $223,519), of which $255,060 of the proceeds were from members of the Board.

The 2016 Convertible Promissory Notes have an aggregate principal balance of $2,000,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, which is also payable on maturity. Upon the closing of a financing by the Company during the term of the Notes involving the sale of at least $15,000,000 in equity securities (a "Qualified Offering") by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (i) $2.00, or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unit will consists of one share (the "Unit Shares") of the Company's common stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's common stock at an exercise price of 125% to the price per share of the Equity Financing Securities. If a Qualified Offering has not been consummated by the maturity date, the note holder may convert all or part of the outstanding principal amount of the Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $2.00 per Unit ("Optional Conversion"). Upon failure by the Company to pay any principal amount or interest due under the Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Notes, the entire unpaid principal balance of the Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. The conversion price and number of Units issuable upon conversion of the Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

Issuance of Content Provider Warrants

On January 12, 2016, the Company issued the Content Providers warrants ("Content Provider Warrants") to purchase an aggregate of 215,279 shares (the "Content Provider Warrant Shares") of the Company's Common Stock, at a weighted average exercise price of $6.41 per share. The Content Provider Warrants have a weighted average contractual term of 6.45 years. The exercise price and number of Content Provider Warrant Shares are subject to adjustment for any stock dividend, stock split, stock combination, recapitalization, reclassification, reorganization or other similar event.

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Contribution Agreement, dated as of January 28, 2014, by and among the Registrant, Raditaz, and the holders of a majority of Raditaz's membership interests(1)
3.1	3.1	Certificate of Incorporation of Registrant filed November 17, 2011(2)
3.2	3.2	Amended and Restated Articles of Incorporation of Registrant filed January 31, 2014 (1)
3.3	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant filed February 9, 2016(12)
3.4	3.3	By-Laws of the Registrant (2)
3.5	3.1	Amended and Restated Bylaws of the Registrant(10)
4.1	4.1	Form of PPO Warrant of the Registrant(1)
4.2	4.2	Form of Broker Warrant of the Registrant(1)
4.3	4.1	Form of 12% Unsecured Convertible Promissory Note(11)
4.4	4.2	Form of Unit Warrant(11)
4.5	*	Form of 12% Senior Secured Convertible Promissory Note
4.6	*	Form of Unit Warrant
4.7	*	Form of Placement Agent Warrant
10.1	10.1	Services Agreement, dated March 11, 2014, between the Registrant and Wondersauce, LLC(3)
10.2	10.1

Split-Off Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant's wholly owned Delaware subsidiary(1)

10.3	10.2

General Release Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant's wholly owned Delaware subsidiary(1)

10.4	10.3	Indemnification Share Escrow Agreement, dated January 28, 2014 by and among the Registrant, Thomas Brophy, and Gottbetter & Partners, LLP, as escrow agent(1)
10.5	10.4	Form of Lock-Up Agreement between the Registrant and the officers, directors and 10% stockholders of the registrant party thereto(1)
10.6	10.5	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(1)
10.7	10.3	Revised Form of Securities Purchase Agreement between the Registrant and the investors party thereto(3)
10.8	10.6	Subscription Escrow Agreement, dated December 30, 2013, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(1)
10.9	10.5	Amendment No. 1 to Subscription Escrow Agreement, dated January 31, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.10	10.6	Amendment No. 2 to Subscription Escrow Agreement, dated March 13, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.11	10.7	Placement Agency Agreement, dated December 30, 2013, between the Registrant and Gottbetter Capital Markets, LLC(1)
10.12	10.8	Amendment No. 1 to Placement Agency Agreement, dated January 31, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.13	10.9	Amendment No. 2 to Placement Agency Agreement, dated March 13, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.14	10.8	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(1)
10.15*	10.9	Employment Agreement, dated January 28, 2014, between the Registrant and Thomas Brophy(1)
10.16*	10.10	Consulting Agreement, dated January 28, 2014, between the Registrant and John A. Lack(1)
10.17*	10.11	Employment Agreement, dated March 11, 2014, between the Registrant and Gordon C. Mackenzie III(3)
10.18*	10.11	The Registrant's 2014 Equity Incentive Plan(1)

87

10.19*	10.1	First Amendment to 2014 Equity Incentive Plan(4)
10.20*	10.1	Second Amendment to 2014 Equity Incentive Plan(5)
10.21*	10.13	Form of Non-Qualified Stock Option Agreement of the Registrant(3)
10.22	10.12	Form of Side Letter between the Registrant and its pre-Contribution stockholders(1)
10.23	10.1

Data License and Service Agreement, dated July 1, 2014, among the Company, Rovi Data Solutions and Veveo, Inc., as amended as of September 8, 2014 and September 18, 2014 (confidential portions have been omitted and filed separately with the SEC)(6)

10.24	10.2	Distribution Agreement, dated November 13, 2014, between the Company and MusicNet, Inc. d/b/a MediaNet Digital, Inc. (confidential portions have been omitted and filed separately with the SEC)(6)
10.25*	**	Consulting Agreement, dated March, 2014, between the Registrant and John A. Lack
10.26	10.1	The Registrant's 2015 Equity Incentive Plan (8)
10.27	?	Form of Non-Qualified Stock Option Agreement of the Registrant
10.28	10.1	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(9)
10.29	10.2	Form of Escrow Agreement among the Registrant, the investors party thereto, and CKR Law LLP, as escrow agent(9)
10.30	10.3	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(10)
10.31	**	Placement Agent Agreement by and between the Company and Katalyst Securities LLC
10.32	**	Form of Securities Purchase Agreement
10.33	**	Escrow Agreement by and among the Company, Katalyst Securities LLC and Delaware Trust Company
10.34	**	Security Agreement
10.35	**	Code of Business Conduct and Ethics of the Registrant(8)
16.1	16.1	Letter from Dov Weinstein & Co. C.P.A. to the Securities Exchange Commission, dated February 27, 2014(4)
21.1	**	List of Subsidiaries
31.1	**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

88

(1)

Filed with the Securities and Exchange Commission on February 3, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated January 28, 2014, which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on September 7, 2012, as an exhibit, numbered as indicated above, to the Registrant's registration statement on the Registrant's Registration Statement on Form S-1 (file no. 333-183760), which exhibit is incorporated herein by reference.

(3)

Filed with the Securities and Exchange Commission on February 17, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated February 11, 2014, which exhibit is incorporated herein by reference.

(4)

Filed with the Securities and Exchange Commission on February 28, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated February 24, 2014, which exhibit is incorporated herein by reference.

(5)

Filed with the Securities and Exchange Commission on April 25, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated April 21, 2014, which exhibit is incorporated herein by reference.

(6)

Filed with the Securities and Exchange Commission on October 14, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated October 8, 2014, which exhibit is incorporated herein by reference.

(7)

Filed with the Securities and Exchange Commission on November 11, 2014, as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2014, which exhibit is incorporated herein by reference.

(8)

Filed with the Securities and Exchange Commission on March 31, 2015, as an exhibit numbered as indicated above, to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, which exhibit is incorporated herein by reference.

(9)

Filed with the SEC on May 26, 2015, as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014, which exhibit is incorporated herein by reference.

(10)

Filed with the SEC on September 29, 2015, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated September 25, 2015, which exhibit is incorporated herein by reference.

(11)

Filed with the SEC on October 26, 2015, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated October 20, 2015, which exhibit is incorporated herein by reference.

(12)

Filed with the SEC on February 16, 2016, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated February 9, 2016, which exhibit is incorporated herein by reference.

*	Management contract or compensatory plan or arrangement

**	Filed herewith

89