Form 10-Q
period 2016-03-31
CUR MEDIA, INC.
filed 2016-05-23
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of May 23, 2016, there were 2,440,336 shares of the registrant's common stock, par value $0.0001 per share ("Common Stock"), issued and outstanding.

CÜR MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Our ability to attract and retain management with experience in digital media including digital music streaming, and similar emerging technologies;

•	Our ability to negotiate and maintain economically feasible agreements with the major and independent music labels, publishers and publisher rights organizations;

•	Our expectations regarding market acceptance of our products in general, and our ability to penetrate the digital music streaming market in particular;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The scope, validity and enforceability of our third party intellectual property rights;

•	Our ability to comply with governmental regulation; and

•	The intensity of competition.

A description of these and other risks and uncertainties that could affect our business appears in the section captioned "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on April 14, 2016 ("Annual Report"), as updated in subsequent filings we have made with the SEC. The risks and uncertainties described under "Risk Factors" are not exhaustive.

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

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$734
Prepaid expenses	17,461	10,611
Other current assets	3,000	3,000
TOTAL CURRENT ASSETS	20,461	14,345

Property and equipment, net	30,615	36,445

TOTAL ASSETS	$51,076	$50,790

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITES
Accounts payable	$2,798,838	$1,878,591
Accrued liabilities and other current liabilities	1,550,645	345,079
Note payable, short-term	26,434	26,270
Derivative liabilities	554,822	2,052,893
TOTAL CURRENT LIABILITIES	4,930,739	4,302,833

Convertible promissory notes, net	183,218	74,707
Note payable, long-term	4,298	13,113
TOTAL LONG TERM LIABILITIES	187,516	87,820

TOTAL LIABILITIES	5,118,255	4,390,653

STOCKHOLDERS' DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of March 31, 2016 or December 31, 2015)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 2,440,336 issued at March 31, 2016 and December 31, 2015, and 2,464,671 outstanding at March 31, 2016 and December 31, 2015)	244	244
Additional Paid-In-Capital	10,640,086	10,361,183
Accumulated Deficit	(15,707,509)	(14,701,290)
TOTAL STOCKHOLDERS' DEFICIENCY	(5,067,179)	(4,339,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$51,076	$50,790

See accompanying notes to unaudited condensed consolidated financial statements.

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES
Research and development	1,665,601	1,409,971
General and administrative	525,082	369,070
Stock based compensation	76,966	13,226
Depreciation and amortization	5,124	10,090

TOTAL OPERATING EXPENSES	2,272,773	1,802,357

OTHER INCOME (EXPENSE)
Interest Expense	(130,714)	(400)
Interest Income	4	2,187
Change in fair value of derivative liabilities	1,397,264	2,346,151

TOTAL OTHER INCOME (EXPENSE)	1,266,554	2,347,938

NET INCOME (LOSS)	$(1,006,219)	$545,581

Basic net income (loss) per share	$(0.41)	$0.28

Diluted net income (loss) per share	$-	$0.27

Weighted average number of shares outstanding, basic	2,464,671	1,939,537
Add: Stock Options	-	91,990
Weighted average number of shares outstanding - diluted	2,464,671	2,031,527

See accompanying notes to unaudited condensed consolidated financial statements.

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,006,219)	$545,581
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5,124	10,090
Non-cash stock compensation expense	76,966	13,226
Non-cash interest expense	68,641	-
Share based consulting services	-	25,000
Change in fair value of derivative liabilities	(1,397,264)	(2,346,151)

Changes in assets and liabilities
Prepaid expenses	(6,144)	53,260
Accounts payable	920,247	(51,459)
Accrued liabilities and other current liabilities	1,205,566	(14,282)
Net cash used in operating activities	(133,083)	(1,764,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(10,514)
Net cash used in investing activities	-	(10,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(8,651)	(8,459)
Proceeds from issuance of convertible promissory notes	141,000	-
Net cash provided by (used in) financing activities	132,349	(8,459)

NET DECREASE IN CASH	(734)	(1,783,708)

CASH, BEGINNING OF PERIOD	734	3,228,938

CASH, END OF THE PERIOD	$-	$1,445,230

See accompanying notes to unaudited condensed consolidated financial statements.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of the Company's management, the financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company's consolidated financial position for the periods presented.

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year's results. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which the Company filed with the Securities and Exchange Commission ("SEC") on April 14, 2016 ("Annual Report"), as updated in subsequent filings the Company has made with the SEC.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Use of Estimates

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

Earnings Per Share

Basic earnings per share ("EPS") is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock, plus the effect of dilutive potential common shares from outstanding stock options during the period. At March 31, 2016 and 2015, the number of shares underlying options and Convertible Promissory Notes that were anti-dilutive was approximately 1,621,785 shares and 1,006,727 shares, respectively.

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company's ability to continue as a going concern.

The Company incurred net losses since inception, including a net loss of $1,006,219 in the three months ending March 31, 2016. The Company has developed CÜR, a hybrid internet radio and on-demand music streaming service and has not generated material revenue from operations and anticipates needing additional capital prior to launching CÜR to execute the current operating plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

On April 12, 2016 and April 15, 2016 the Company closed on Securities Purchase Agreements (the "Purchase Agreements") with certain "accredited investors" (the "Buyers"), pursuant to which the Buyers purchased 12% Secured Convertible Promissory Notes of the Company (the "2016 Convertible Promissory Notes") in the aggregate principal amount of $2,060,000. The aggregate gross proceeds to the Company were $2,060,000 (before deducting expenses related to the purchase and sale of the Notes of $223,519), of which $255,060 of the proceeds were from members of the Board.

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

Note 4 - Debt Instruments

Note Payable

On June 19, 2012, the Company entered into a promissory note ("State of CT Note") with State of Connecticut Department of Economic and Community Development ("CT DECD") for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Commencing on the thirteenth month following the loan date and continuing on the first day of each month thereafter principal and interest is payable in 48 equal, consecutive monthly installments. The full principal and all accrued interest are due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of March 31, 2016 and December 31, 2015, the Company had $4,298 and $13,113 in principal recorded as Note Payable in the long-term sections of the Company's balance sheet, respectively and $26,434 and $26,270 in notes payable short-term, respectively.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Convertible Promissory Notes, net

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016, the Company entered into Purchase Agreements with certain Buyers, pursuant to which the Buyers purchased Convertible Promissory Notes ("2015 Convertible Promissory Notes") in the aggregate principal amount of $2,113,500. The aggregate gross proceeds to the Company were $2,113,500 (before deducting expenses related to the purchase and sale of the 2015 Promissory Notes of $45,000), of which $586,000 of the proceeds were from members of the Board.

The 2015 Convertible Promissory Notes have an aggregate principal balance of $2,113,500 and a stated maturity date of 5 years from the date of issuance. The principal on the 2015 Convertible Promissory Notes bears interest at a rate of 12% per annum, which is also payable on maturity. On April 12, 2016, with the closing of the 2016 Convertible Promissory Notes, certain terms of the 2015 Convertible Promissory Notes were amended. Under the new terms of the Notes, upon the closing of $15,000,000 in equity securities (a "Qualified Offering") by the Company ("Equity Financing Securities") all of the outstanding principal amount of the 2015 Convertible Promissory Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (i) $5.60 or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unit will consist of one share (the "Unit Shares") of the Company's common stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's common stock at an exercise price of 125% of the Qualified Offering unit price. The terms of the amendment were in exchange for the 2015 Convertible Promissory Note holders' subordination to the 2016 Convertible Promissory Note holders.

The embedded conversion feature was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,034,037 upon issuance. The debt discount is being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability.

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

Note 5 - Derivative Liabilities

The PPO and agent warrants described in Note 7 qualified for derivative classification upon issuance due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the closings under the private placement offerings. The embedded conversion feature of the 2015 Convertible Promissory Notes described in Note 4 also qualifies for derivative classification. The initial fair value of these liabilities was recorded as an increase to derivative liabilities with a corresponding debt discount. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Certain securities the Company issued in the 2014 PPO had price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, March 28, 2016, the Company issued additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO Warrants, 133,739 still remained with these priced-based anti-dilution rights. As of March 28, 2016 the price-based anti-dilution protection provisions expired. The Company re-measured the fair value of the warrants at March 28, 2016 and reclassified them to equity.

The table below sets forth a summary of changes in the fair value of the company's Level 3 financial liabilities for the period ended March 31, 2016.

March 31, 2016

Balance at the beginning of year	$2,052,893

Addition of new derivative liabilities (warrants)	4,444

Change in fair value of warrants	(350,072)

Addition of new derivative liabilities (conversion features)	101,130

Change in fair value of the conversion features	(1,051,636)

Reclassification of derivative liabilities to equity	(201,937)

Balance at the end of the period	$554,822

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

The weighted average per-share fair value of each common stock warrant derivative liability of $4.147 and $1.191 was determined December 31, 2015, and March 28, 2016, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2015	113.83%	1.76%	0%	3.45
At March 28, 2016	158.84%	1.37%	0%	3.21

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the 2015 Convertible Promissory Notes of $4.96, $4.66 and $1.71 determined at December 31, 2015, January 14, 2016 and March 31, 2016, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 31, 2015	111.72%	1.61%	0%	5.00
Issuance on January 14, 2016	114.48%	1.52%	0%	5.00
March 31, 2016	158.88%	1.21%	0%	4.64

Note 6 - Common Stock

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Note 7 - Common Stock Warrants

Concurrent with the closings of the Contribution and the 2014 Private Placement Offering ("PPO"), discussed above, the Company issued PPO warrants with respect to an aggregate of 744,756 underlying common shares to the investors in the 2014 PPO (the "PPO Warrants"). Each PPO Warrant has a term of five years to purchase one share of common stock at $26.00 per share. The PPO Warrants have weighted average anti-dilution and price protection, and a cashless exercise provision, which were subject to customary exceptions.

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

As discussed in Note 5, certain securities the Company issued in the 2014 PPO had price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, March 28, 2016, the Company issues additional shares of common stock or common stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO Warrants, 133,739 still remained with these priced-based anti-dilution rights. Upon consummation of the Offer to Amend and Exercise the PPO Warrants, and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive (i) a reduction in the price of their PPO Warrants from $26.00 per share to $23.01 per share, (ii) an aggregate of 17,180 additional shares of common stock, and (iii) and aggregate of 17,180 additional warrants to purchase shares of common stock of the Company at an exercise price of $23.01 per share.

In addition, as discussed in Note 4, with the issuance of the 2015 Convertible Promissory Notes, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $23.01 per share to $20.50 per share, (ii) an aggregate of 18,674 additional shares of common stock, and (iii) an aggregate of 18,674 additional warrants to purchase shares of common stock of the Company at an exercise price of $20.50 per share.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

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

Common Stock warrant activity during the three months ended March 31, 2016 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2015	406,147	$19.01
Granted	216,429	6.49
Cancelled/Forfeited	-	-
Exercised	-	-
Balance as of March 31, 2016	622,576	$14.66

The Company uses Level 3 inputs for its valuation methodology for the warrants issued, as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company's common stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. Refer to Note 5 for the weighted average assumptions used to determine the fair value of the derivative liabilities using the Black-Scholes pricing model. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The weighted average per-share fair value of each common stock warrant that qualified to be recorded as permanent equity of $4.49 was determined on the date of grant using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At issuance	114.03%	1.79%	0%	6.45

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Stock Options

Option activity during the three months ended March 31, 2016 was as follows:

	Options Outstanding
	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of January 1, 2016	310,558	$8.64	7.9
Granted	56,853	$5.44
Cancelled/Forfeited	(38,684)	$11.62
Exercised	-	$-
Balance as of March 31, 2016	328,727	$7.73	7.9
Exercisable March 31, 2016	199,954	$7.57

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $5.16 for options granted for the three months ended March 31, 2016. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

Three Months Ended March 31, 2016
Exercise Price	$5.44
Expected life (years)	6.00
Risk-free interest rate	1.21%
Expected volatility	158.88%
Expected dividend yield	0%

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

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

Stock-based Compensation Expense

As of March 31, 2016, total compensation cost related to stock options granted, but not yet recognized, was $619,596, which the Company expects to recognize over a weighted-average period of approximately 2.61 years. Stock-based compensation expenses related to all employee and non-employee stock-based awards for the three months ended March 31, 2016 and 2015 were $76,966 and $13,266, respectively.

Restricted Stock Awards

The Company has issued restricted stock awards with respect to 24,335 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2015 and March 31, 2016, 24,335 restricted common shares were outstanding but not yet issued under these awards. The Company is obligated to issue these awards upon request by the holder of the award. During each of the three month periods ended March 31, 2016 and 2015, the Company recorded stock based compensation of $0 and $297, respectively. As of March 31, 2016, there was no unrecognized stock based compensation expense related to restricted stock awards granted.

Note 9 - Commitments and Contingencies

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

As of March 31, 2016, the Company has paid the Licensor $44,701.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

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

As of March 31, 2016, the Company has paid $29,038.

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

As of March 31, 2016, the Company has paid $35,826.

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

Pursuant to the Content Agreements, the Company is required to pay certain minimum content fees over the term of the Content Agreements as follows: $14.0 million in the first year of the agreements, of which approximately $8.0 million was due on January 31, 2016, $25.5 million in the second year of the agreements, and $18.5 million in the third year of the agreements. The Company was not able to make the initial payments due on January 31, 2016. Each of the applicable Content Agreements provides that, upon the Company's failure to make the required initial payment, the applicable Content Provider will provide the Company with written notice, and an opportunity to cure. The cure periods in the Content Agreements range from 10 to 30 days. In addition, each of the applicable Content Providers has orally agreed to provide the Company with additional time to make the required initial payments. The extensions require payment on or before June 15, 2016.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Minimum payments related to the previously described contracts is summarized as follows:

Twelve Months Ended March 31,	Total

2017	14,830,364	*

2018	26,139,773	*

2019	18,608,000	*

 _______________

*	Additional contract terms include per subscriber, stream or percentage of revenue charges.

On April 12, 2016, the Company paid an aggregate of $500,000 to the Content Providers from the proceeds it received in connection with the sale of the Company's 2016 Convertible Promissory Notes.

Note 10 - Subsequent Events

Sale of Convertible Notes

2016 Convertible Promissory Notes

On April 12, and April 15, 2016 the Company closed on Securities Purchase Agreements (the "Purchase Agreements") with certain "accredited investors" (the "Buyers"), pursuant to which the Buyers purchased 12% Secured Convertible Promissory Notes of the Company (the "2016 Convertible Promissory Notes") in the aggregate principal amount of $2,060,000. The aggregate gross proceeds to the Company were $2,060,000 (before deducting expenses related to the purchase and sale of the Notes of $223,519), of which $255,060 of the proceeds were from members of the Board.

The 2016 Convertible Promissory Notes have an aggregate principal balance of $2,060,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Notes bears interest at a rate of 12% per annum, which is also payable on maturity. Upon the closing of a financing by the Company during the term of the Notes involving the sale of at least $15,000,000 in equity securities (a "Qualified Offering") by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (i) $2.00, or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unit will consists of one share (the "Unit Shares") of the Company's common stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's common stock at an exercise price of 125% to the price per share of the Equity Financing Securities. If a Qualified Offering has not been consummated by the maturity date, the note holder may convert all or part of the outstanding principal amount of the Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $2.00 per Unit ("Optional Conversion"). Upon failure by the Company to pay any principal amount or interest due under the Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Notes, the entire unpaid principal balance of the Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. The conversion price and number of Units issuable upon conversion of the Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management's discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors" in our Annual Report, as updated in subsequent filings we have made with the Securities and Exchange Commission ("SEC"), that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

The audited financial statements for our fiscal year ended December 31, 2015,contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Certain securities we issued in the 2014 PPO had price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, March 28, 2016, we issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 PPO Warrants, 133,739 still remained with these priced-based anti-dilution rights. With the consummation of the exercise and amendment of the PPO Warrants and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive (i) an aggregate of 17,180 additional shares of Common Stock (ii) a reduction in the price of their PPO Warrants from $26.00 per share to $23.01 per share, and (iii) an aggregate of 17,180 additional warrants to purchase shares of Common Stock of the company at an exercise price of $23.01 per share.

As of March 31, 2016, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any revenues from our planned principal operations.

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

Recent Developments

Sale of 12% Unsecured Convertible Notes

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016 we entered into Securities Purchase Agreements (in this case, the "Purchase Agreements") with certain "accredited investors (the "Unsecured Buyers"), pursuant to which the Unsecured Buyers purchased 12% Unsecured Convertible Promissory Notes of the Company (the "Unsecured Notes") in the aggregate principal amount of $2,113,500 (the "First Convertible Note Offering"). The aggregate gross proceeds to the Company were $2,113,500 (before deducting expenses related to the purchase and sale of the Unsecured Notes of approximately $45,000), of which $586,000 in proceeds were from members of the Board. The Company used the net proceeds from the sale of the Unsecured Notes for working capital and general corporate purposes.

The Unsecured Notes have an aggregate principal balance of $2,113,500, and a stated maturity date of 5 years from the date of issuance. The principal on the Unsecured Notes bears interest at a rate of 12% per annum, which is also payable on maturity.

On April 12, 2016, with the closing of the Second Convertible Note Offering (defined below), certain terms of the Unsecured Notes were amended. Under the new terms of the Unsecured Notes, upon the closing of $15,000,000 in Equity Financing Securities by the Company (in this case, a "Qualified Offering") all of the outstanding principal amount of the Unsecured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a "Mandatory Conversion") into units of the Company's securities (the "Amended Units") at a conversion price per Amended Unit equal to the lesser of (i) $5.60 or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Amended Unit will consist of one share (the "Amended Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Amended Unit Warrants") to purchase one additional share (the "Amended Unit Warrant Shares") of the Company's Common Stock at an exercise price of 125% of the Equity Financing Securities sold in the Qualified Offering. The terms of the amendment were in consideration for the noteholders' agreement to subordinate to the holders of Secured Notes (defined below).

Under the terms of the Unsecured Notes prior to amendment, upon the closing of a financing by the Company during the term of the Unsecured Notes involving the sale of at least $2,500,000 in equity securities (in this case, a "Qualified Offering") by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the Unsecured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a "Mandatory Conversion") into units of the Company's securities (the "First Units") at a conversion price per First Unit equal to the lesser of (i) $6.50, or (ii) a 15% discount to the price per share of the Equity Financing Securities. Each First Unit will consists of one share (the "First Unit Shares") of the Company's Common Stock, and one five-year warrant (the "First Unit Warrants") to purchase one additional share (the "First Unit Warrant Shares") of the Company's Common Stock at an exercise price of $9.75. At any time prior to a Mandatory Conversion, the note holder may convert all or part of the outstanding principal amount of the Unsecured Note, together with accrued and unpaid interest due thereon, into First Units at a conversion price of $6.50 per First Unit (in this case, an "Optional Conversion"). Upon failure by the Company to pay any principal amount or interest due under the Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Unsecured Notes, the entire unpaid principal balance of the Unsecured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. The conversion price and number of First Units issuable upon conversion of the Unsecured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

The First Unit Warrants provide for the purchase of shares of the Company's Common Stock an exercise price of $9.75. The First Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the First Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company has agreed to use its commercially reasonable efforts to file a registration statement (in this case, a "Registration Statement") to register the First Unit Shares and First Unit Warrant Shares no later than (i) the date that is ninety (90) calendar days after the final closing under the Qualified Offering, or (ii) the date which is ninety (90) calendar days after the first Optional Conversion of the Unsecured Notes. The Company has agreed to use its commercially reasonable efforts to make the Registration Statement declared effective no later than one hundred and eighty (180) calendar days after the Registration Statement is first filed with the SEC.

Certain securities the Company issued in the 2014 PPO had price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, March 28, 2016, the Company issues additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO Warrants, 133,739 still remained with these priced-based anti-dilution rights. With the issuance of Unsecured Notes, the anti-dilution provisions were triggered and the holders of the Non-Participating Original Warrants are now entitled to receive (i) an aggregate of 18,674 additional shares of Common Stock, (ii) a reduction in the price of their PPO Warrants from $23.01 per share to $20.50 per share, and (iii) an aggregate of 18,674 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $20.50 per share.

Agreements with Content Providers

The Company has entered into agreements ("Music Label Agreements") with certain music labels ("Music Labels"), pursuant to which the Company has been provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with the Company's CÜR-branded Internet music service, CÜR Music, to be composed of three progressively priced and increasingly functional tiers, within the United States and its territories, commonwealths, and possessions. The Company has also entered into agreements ("Publishing Agreements") with certain music publishing companies ("Music Publishers") either directly or through a third party, pursuant to which the Company has been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the "Content Agreements," and the Music Labels and Music Publishers may be collectively referred to herein as the "Content Providers."

Pursuant to the Content Agreements, the Company is required to pay certain minimum content fees over the term of the Content Agreements as follows: $14.0 million in the first year of the agreements, of which approximately $8.0 million was due on January 31, 2016, $25.5 million in the second year of the agreements, and $18.5 million in the third year of the agreements. The Content Providers have agreed to provide the Company additional time to make the $8 million in payments through both oral and written agreements. The Company has until June 15, 2016 to make such payments. The Company paid an aggregate of $500,000 of the proceeds from the closing of the Secured Notes (defined below) to the Content Providers to be applied to the required content fees.

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

Reverse Stock Split

On February 16, 2016 (the "Effective Date"), we effected a 1-for-13 reverse stock split. Upon effectiveness of the Reverse Stock Split, every thirteen outstanding shares of our Common Stock ("Old Common Stock") were, without any further action by us, or any holder thereof, combined into and automatically became one share of our Common Stock. Each holder of a certificate or certificates immediately prior to the Effective Date representing outstanding shares of Old Common Stock are now entitled to receive a certificate or certificates representing the shares of New Common Stock into which the shares of Old Common Stock have been reclassified. Any fractional shares have been rounded up to one whole common share. All shares of Common Stock eliminated as a result of the Reverse Stock Split have been cancelled such that they were returned to our authorized and unissued capital stock, and our capital has been reduced by an amount equal to the par value of the Old Common Stock so retired.

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

Sale of 12% Senior Secured Convertible Notes

On April 12, 2016 and April 15, 2016, the Company entered into Securities Purchase Agreements (in this case, the "Purchase Agreements") with certain "accredited investors" (the "Secured Buyers"), pursuant to which the Secured Buyers purchased 12% Senior Secured Convertible Promissory Notes of the Company (the "Secured Notes") in the aggregate principal amount of $2,060,000 (before deducting placement agent fees and expenses of $223,519) (the "Second Convertible Note Offering").

The Company used the net proceeds from the Second Convertible Note Offering for certain payments to content owners, and working capital and general corporate purposes.

The Secured Notes will be secured by a security interest in and lien on all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries, including the Company's intellectual and technology property pursuant to the terms of a security agreement (in this case, the "Security Agreement") among the Company and the Secured Buyers. The security interest in and liens on all assets and property of the Company will be a first priority security interest.

The Secured Notes have an aggregate principal balance of $2,060,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Secured Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Secured Notes. Upon the closing of a financing (in this case, a "Qualified Offering") by the Company during the term of the Secured Notes involving the sale of at least $15,000,000 in Equity Financing Securities, all of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a "Mandatory Conversion") into units of the Company's securities (the "Second Units") at a conversion price per Second Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00. At any time prior to a Mandatory Conversion, the holders of the Secured Notes may convert all or part of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, into Second Units at a conversion price of $2.00 per Unit (in this case, an "Optional Conversion"). Each Second Unit will consists of one share (the "Second Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Second Unit Warrants") to purchase one additional share (the "Second Unit Warrant Shares") of the Company's Common Stock at an exercise price equal to (a) 125% of the price at which the Company's equity securities (or securities convertible into or exercisable for equity securities) are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Secured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Secured Notes, the entire unpaid principal balance of the Secured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of a Secured Note will be entitled to receive, pari passu with the other holders of the Secured Notes, and in preference to the holders of the Company's other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder's Secured Note. The conversion price and number of Second Units issuable upon conversion of the Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

Pursuant to the terms of a Placement Agency Agreement (in this case, the "Placement Agency Agreement") between the Company and the placement agent for the Second Convertible Note Offering (in this case, the "Placement Agent"), in connection with the closing of the Second Convertible Note Offering, the Placement Agent was paid a commission of an aggregate of $200,000. In addition, the Placement Agent, or its designees, will receive warrants to purchase a number of shares of Common Stock equal to 10% of the number of Second Unit Shares into which Secured Notes sold in the Second Convertible Note Offering to Secured Buyers introduced to the Second Convertible Note Offering by the Placement Agent, and 8% of the number of Second Unit Shares into which Secured Notes sold in the Second Convertible Note Offering to Secured Buyers introduced to the Second Convertible Note Offering by the Company or its representatives, are converted upon a Mandatory Conversion, with a term of 5 years and an exercise price per share equal to the exercise price of the Second Unit Warrant Shares issued to Secured Buyers introduced to the Second Convertible Note Offering by the Placement Agent upon a Mandatory Conversion ("Placement Agent Warrants").

The Second Unit Warrants, to be received upon conversion of the Secured Notes, provide for the purchase of shares of the Company's Common Stock an exercise price equal to (a) 125% of the price at which the Company's Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. The Second Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Second Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company granted registration rights to each Secured Buyer with respect to the Second Unit Shares and Second Unit Warrant Shares, and to the Placement Agent, with respect to the Common Stock issuable upon exercise of the Placement Agent Warrants, in each case on a pari passu basis with, and upon substantially the same terms as the registration rights granted to, the investors in a Qualified Offering.

Results of Operations

Three Month Period Ended March 31, 2016 Compared to Three Month Period Ended March 31, 2015

Revenues

We have not generated any material revenues for the three months ended March 31, 2016 or 2015.

Operating Expenses

Overview

Total operating expenses for the three month periods ended March 31, 2016 and 2015 were $2,272,773 and $1,802,357, respectively. The increase in total operating expenses of $470,000, or approximately 26%, was primarily related to an increase in legal fees of $190,000 associated with capitalization activities, an increase of $64,000 in non-cash compensation expense and an increase in wages of $490,000 due to an increase in employees. The aforementioned increases were partially offset by decreases in costs associated with investor relations, taxes and other expenses.

Research and Development Expenses

For the three month periods ended March 31, 2016 and 2015, research and development expenses were $1,665,601 and $1,409,971, respectively. Research and development expenses increased by $256,000, or approximately 18%, primarily due to an increase in wages of $490,000 related to an increase in employees, an increase of $45,000 in benefits associated with additional employees and an increase of $75,000 in hosting expenses. Decreases in taxes, other expenses, marketing and development partially offset the increases.

General and Administrative Expenses

For the three month periods ended March 31, 2016 and 2015, general and administrative expenses were $525,082 and $369,070 respectively. General and administrative expenses increased by $156,000, or approximately 42%, primarily due to an increase in legal fees of $190,000 associated with capitalization activities partially offset by a decrease in investor relations costs.

Stock based Compensation Expenses

For the three month periods ended March 31, 2016 and 2015, stock based compensation expense were $76,966 and $13,226, respectively. Stock based compensation expenses increased by approximately $64,000 due to a year over year increase in options granted to new employees.

Other Income (Expense)

For the three month periods ended March 31, 2016 and 2015, other income was $1,266,554 and $2,347,938, respectively. Other income decreased by $1,081,000 primarily due to the decrease in warrants with derivative treatment and the associated non-cash change in fair value of the derivative liability.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2016, cash and cash equivalents were approximately $0, as compared to $734 at December 31, 2015.

As of March 31, 2016, we had a working capital deficit of $4,910,277. As of December 31, 2015, we had a working capital deficit of $4,288,488. The decrease of $622,000, or 14%, in working capital was attributable to an increase in accounts payable and accrued expenses of approximately $2,126,000 partially offset by a decrease in derivative liability of $1,498,000.

In January 2014, warrants to purchase 14,315 shares of Common Stock were exercised resulting in gross proceeds of $99,695.

We raised aggregate gross proceeds of approximately $9,680,000 in our 2014 PPO (before deducting placement agent fees and expenses of the 2014 PPO of approximately $1,529,000).

On April 6, 2015, we raised aggregate gross proceeds of approximately $3,234,000 in our Offer to Amend and Exercise Warrants (before deducting placement agent fees and expenses of the Offer to Amend and Exercise Warrants of approximately $417,000).

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016 we entered into Purchase Agreements with certain Unsecured Buyers, pursuant to which the Unsecured Buyers purchased Unsecured Notes in the aggregate principal amount of $2,113,500 (before deducting fees and expenses of approximately $45,000).

On April 12, 2016 and April 15, 2016, we entered into Purchase Agreements with certain Secured Buyers, pursuant to which the Secured Buyers purchased Secured Notes in the aggregate principal amount of $2,060,000 (before deducting placement agent fees and expenses of approximately $223,519).

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

Not including non-cash expenses, we have spent approximately $16.9 million on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, for the time period since the Contribution in January 2014 through the first quarter of 2016. Of the total $16.9 million, a total of approximately $13.6 million is related to research and development and approximately $3.3 million is related to general and administrative costs. In addition to the aforementioned costs, we expect to pay approximately $9.0 million dollars as prepayments in connection with the agreements that we plan to have with the major music labels, independent labels and publishers

We plan to bring CÜR Music to market in the third fiscal quarter of 2016. In order to do so, we need to raise approximately $15.0 million, to implement our business plan, market CÜR Music, for content license costs, and for general working capital. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $133,789 for the three month period ended March 31, 2016, as compared to net cash used of $1,764,735 for the three month period ended March 31, 2015. The decrease of $1,630,947, or 92%, in net cash used in operations was primarily due to the increase in accounts payable and accrued liabilities of $2,126,000, an increase in non-cash stock compensation of $64,000 and an increase of $69,000 in non-cash interest expense related to the 2015 convertible notes, partially offset by a decrease in the non-cash change in the fair value of the warrants of $949,000.

Net Cash Used in Investing Activities

During the three month periods ended March 31, 2016 and 2015, net cash provided by and used in investing activities was $706 and $10,514, respectively. The current year decrease in assets of $706 was a result of an asset that was disposed of.

Net Cash Provided by Financing Activities

During the three month period ended March 31, 2016, we received $141,000 in proceeds from the sale of convertible notes. In the three months ended March 31, 2016 and 2015, notes payable were paid by approximately $8,651 and $8,459.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of James Urie, our Executive Chairman, Interim President and Interim Chief Executive Officer (Principal Executive Officer) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer) as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of James Urie, our Executive Chairman, Interim President and Interim Chief Executive Officer (Principal Executive Officer) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures existing as of March 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, James Urie, our Executive Chairman, Interim President and Interim Chief Executive Officer (Principal Executive Officer) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer), concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2016, that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuance of Shares to Outside Legal Counsel

On April 18, 2016, we authorized the issuance of 66,153 shares of our Common Stock to our outside legal counsel as full and complete payment of $118,347 of the Company's outstanding legal fees.

The issuance of the shares of Common Stock in connection with this transaction was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Stock Option Grants

Between January 5, 2016 and January 13, 2016, we issued an aggregate of 56,853 non-statutory stock options under our 2015 Equity Incentive Plan ("2015 Plan") to employees of the Company at an exercise prices ranging between $5.33 per share and $6.11 per share, the closing sale prices of our Common Stock on the OTC Markets OTC marketplace on the dates of grant.

The issuances of the non-statutory stock options in connection with these transactions were exempt from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 29, 2016, our Board agreed to increase the annual base salary of Kelly Sardo, our Chief Financial Officer, Treasurer and Secretary, to $225,000, to be effective upon the closing of a financing by the Company involving the sale of at least $10,000,000 in equity securities of the Company (and/or securities convertible into equity securities of the Company). In the event of Ms. Sardo's termination without cause, (i) she will be entitled to receive a severance payment in an amount equal to six-months of her base salary, and (ii) all of her then unvested stock options will automatically vest.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

4.1	4.1	Form of 12% Unsecured Convertible Promissory Note(1)

4.2	4.2	Form of Unit Warrant(1)

4.3	4.5	Form of 12% Senior Secured Convertible Promissory Note(2)

4.4	4.6	Form of Unit Warrant(2)

4.5	4.7	Form of Placement Agent Warrant(2)

10.1	10.1	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(1)

10.2	10.2	Form of Escrow Agreement among the Registrant, the investors party thereto, and CKR Law LLP, as escrow agent(1)

10.3	10.3	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(1)

10.4	*	Form of Second Omnibus Amendment to Subscription Documents

10.5	10.31	Placement Agent Agreement by and between the Registrant and Katalyst Securities LLC(2)

10.6	10.32	Form of Securities Purchase Agreement among the Registrant and the investors party thereto(2)

10.7	10.33	Escrow Agreement by and among the Registrant, Katalyst Securities LLC and Delaware Trust Company, as escrow agent(2)

Exhibit No.	SEC Report Reference No.	Description

10.8	10.34	Form of Security Agreement among the Registrant and the secured parties(2)

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

___________
* Filed herewith

(1)

Filed with the SEC on October 26, 2015, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated October 20, 2015, which exhibit is incorporated herein by reference.

(2)

Filed with the SEC on April 14, 2016, as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2015, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CÜR MEDIA, INC.

Dated: May 23, 2016	By:	/s/ James Urie
	Name:	James Urie
	Title:	Executive Chairman, Interim President and Interim Chief Executive Officer (Principal Executive Officer)

Dated: May 23, 2016	By:	/s/ Kelly Sardo
	Name:	Kelly Sardo
	Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

4.1	4.1	Form of 12% Unsecured Convertible Promissory Note(1)

4.2	4.2	Form of Unit Warrant(1)

4.3	4.5	Form of 12% Senior Secured Convertible Promissory Note(2)

4.4	4.6	Form of Unit Warrant(2)

4.5	4.7	Form of Placement Agent Warrant(2)

10.1	10.1	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(1)

10.2	10.2	Form of Escrow Agreement among the Registrant, the investors party thereto, and CKR Law LLP, as escrow agent(1)

10.3	10.3	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(1)

10.4	*	Form of Second Omnibus Amendment to Subscription Documents

10.5	10.31	Placement Agent Agreement by and between the Registrant and Katalyst Securities LLC(2)

10.6	10.32	Form of Securities Purchase Agreement among the Registrant and the investors party thereto(2)

10.7	10.33	Escrow Agreement by and among the Registrant, Katalyst Securities LLC and Delaware Trust Company, as escrow agent(2)

10.8	10.34	Form of Security Agreement among the Registrant and the secured parties(2)

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

___________
* Filed herewith

(1)

Filed with the SEC on October 26, 2015, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated October 20, 2015, which exhibit is incorporated herein by reference.

(2)

Filed with the SEC on April 14, 2016, as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2015, which exhibit is incorporated herein by reference.

