Form 10-Q
period 2016-06-30
CUR MEDIA, INC.
filed 2017-10-31
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-55346

CÜR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0375741
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o CKR Law LLP 1330 Avenue of the Americas, 14th Floor New York, NY 10019
(Address of principal executive offices)

(212) 259-7300
(Registrant’s telephone number, including area code)

2217 New London Turnpike South Glastonbury, CT 06073
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of both June 30, 2016 and October 31, 2017, there were 2,526,663 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding, 20,174 of which had not yet been issued.

CÜR MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the Securities and Exchange Commission on April 14, 2016 (“Annual Report”), as updated in subsequent filings we have made with the SEC. The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$144	$734
Prepaid expenses	12,811	10,611
Other current assets	3,000	3,000
TOTAL CURRENT ASSETS	15,955	14,345

Property and equipment, net	24,959	36,445
TOTAL ASSETS	$40,914	$50,790

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITES
Accounts payable	$2,650,379	$1,878,591
Accrued liabilities and other current liabilities	1,733,768	345,079
Note payable, short-term	33,550	26,270
Convertible promissory notes, net	1,434,677
Derivative liabilities	3,422,108	2,052,893
TOTAL CURRENT LIABILITIES	9,274,482	4,302,833

Convertible promissory notes, net	284,920	74,707
Note payable, long-term	-	13,113
TOTAL LONG TERM LIABILITIES	284,920	87,820

TOTAL LIABILITIES	9,559,402	4,390,653

STOCKHOLDERS’ DEFICIENCY
Preferred Stock (0.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of June 30, 2016 or December 31, 2015)	-	-
Common Stock (0.0001 par value, 300,000,000 shares authorized, 2,526,663 and 2,440,336 issued at June 30, 2016 and December 31, 2015, respectively, and 2,550,998 and 2,464,671 outstanding at June 30, 2016 and December 31, 2015, respectively)	253	244
Additional Paid-In-Capital	11,151,900	10,361,183
Accumulated Deficit	(20,670,641)	(14,701,290)
TOTAL STOCKHOLDERS’ DEFICIENCY	(9,518,488)	(4,339,863)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$40,914	$50,790

See accompanying notes to unaudited condensed consolidated financial statements.

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$723	$-	$723	$-

OPERATING EXPENSES
Research and development	1,223,466	2,156,198	2,889,067	3,566,169
General and administrative	1,408,924	454,953	1,934,006	824,023
Stock based compensation	71,000	160,579	147,966	173,805
Depreciation and amortization	4,939	6,970	10,063	17,060

TOTAL OPERATING EXPENSES	2,708,329	2,778,700	4,981,102	4,581,057

OTHER INCOME (EXPENSE)
Interest expense	(1,279,074)	(1,490)	(1,409,788)	(1,890)
Interest income	118	2,657	122	4,844
Loss on disposal of assets	(717)	-	(717)	-
Loss on issuance of convertible debt	(120,266)		(120,266)
Extinguishment of derivative liabilities	-	(464,686)	-	(464,686)
Change in fair value of derivative liabilities	(855,587)	(611,577)	541,677	1,734,574

TOTAL OTHER INCOME (EXPENSE)	(2,255,526)	(1,075,096)	988,972	1,272,842

NET LOSS	$(4,963,132)	$(3,853,796)	$(5,969,351)	$(3,308,215)

Basic and diluted net loss per share	$(1.97)	$(1.59)	$(2.40)	$(1.51)

Weighted average number of shares outstanding basic and diluted	2,518,328	2,430,031	2,491,351	2,184,831

See accompanying notes to unaudited condensed consolidated financial statements.

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,969,351)	$(3,308,215)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,063	17,060
Non-cash stock compensation expense	147,966	173,805
Non-cash interest expense	1,220,931	-
Share based consulting services	118,347	53,250
Non-cash label warrant expense	232,998
Change in fair value of derivative liabilities	(541,677)	(1,734,574)
Loss on extinguishment of derivative liabilities	-	464,686
Loss on issuance of convertible debt	120,266	-
Changes in assets and liabilities
Prepaid expenses	(2,200)	80,943
Disposal of property and equipment	1,423	-
Accounts payable	771,788	270,615
Accrued liabilities and other current liabilities	1,388,689	(52,915)
Net cash used in operating activities	(2,500,757)	(4,035,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(17,598)
Net cash used in investing activities	-	(17,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(5,833)	(14,846)
Proceeds from issuance of convertible promissory notes	2,506,000	2,819,366
Net cash provided by financing activities	2,500,167	2,804,520

NET DECREASE IN CASH	(590)	(1,248,423)

CASH, BEGINNING OF PERIOD	734	3,228,938

CASH, END OF THE PERIOD	$144	$1,980,515

See accompanying notes to unaudited condensed consolidated financial statements.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Note 1 – Summary of Business and Basis of Presentation

Organization and Business

CÜR Media, LLC (formerly known as Raditaz, LLC) (“Raditaz”) was formed in Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the “Contribution”) to CÜR Media, Inc. (formerly known as Duane Street Corp.) (the “Company”) in exchange for approximately 769,231 shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”), which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of the Contribution was automatically converted into shares of the Company’s Common Stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 769,231 shares of the Company’s Common Stock outstanding immediately thereafter. The Contribution is considered to be a recapitalization of the Company which has been retrospectively applied to these financial statements for all periods presented. In connection with the recapitalization, the accumulated deficit of $5,536,144 from the period from February 15, 2008 (inception) through the date of the Contribution was reclassified to additional paid-in-capital.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of the Company’s management, the financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position for the periods presented.

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which the Company filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016 (“Annual Report”), as updated in subsequent filings the Company has made with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of revenues and expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Significant Accounting Policies

Other than as disclosed below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock, plus the effect of dilutive potential common shares from outstanding stock options during the period using the treasury stock method. At June 30, 2016 and 2015, the number of shares underlying options and warrants that were anti-dilutive was approximately 4,250,158 shares and 684,851 shares, respectively.

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred net losses since inception, including a net loss of $5,969,351 in the six months ending June 30, 2016. The Company has developed CÜR Music, a hybrid internet radio and on-demand music streaming service and has not generated material revenue from operations and anticipates needing additional capital prior to launching CÜR Music to execute the current operating plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016 the Company closed on Securities Purchase Agreements (the “Unsecured Note Purchase Agreements”) with certain “accredited investors” (the “Unsecured Note Buyers”), pursuant to which the Unsecured Note Buyers purchased 12% Unsecured Convertible Promissory Notes of the Company (the “2015 Unsecured Convertible Promissory Notes” or “Unsecured Notes”) in the aggregate principal amount of $2,113,500 (the “Unsecured Convertible Note Offering”). The aggregate gross proceeds to the Company from the 2015 Unsecured Convertible Note Offering were $2,113,500 (before deducting expenses related to the purchase and sale of the 2015 Unsecured Notes of approximately $45,000), of which $586,000 in proceeds were from members of the Board of Directors (the “Board”).

On April 12, 2016, April 15, 2016, May 26, 2016, June 7, 2016 and July 20, 2016, the Company closed on Securities Purchase Agreements (the “Secured Note Purchase Agreements”) with certain “accredited investors” (the “Secured Note Buyers”), pursuant to which the Secured Note Buyers purchased 12% Secured Convertible Promissory Notes of the Company (the “2016 Secured Convertible Promissory Notes” of “Secured Notes”) in the aggregate principal amount of $2,515,000. The aggregate gross proceeds to the Company from the 2016 Secured Convertible Note Offering were $2,515,000 (before deducting expenses related to the purchase and sale of the Secured Notes of $282,454), of which $255,060 of the proceeds were from members of the Board.

The Company is actively seeking sources of equity or debt financing in order to support its operations. Fundraising discussions have started, however no specific terms have been set. The Company cannot launch its CÜR Music streaming product until appropriate capital has been secured. However, no assurances can be provided that the Company will secure additional financing or achieve and sustain a profitable level of operations. To the extent that the Company is unsuccessful in its plans, the Company may find it necessary to contemplate the sale of its assets, or other similar transactions.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Note 3 – Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and intense competition. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, content licensing, regulatory and other risks including the potential for business failure.

A description of some of the risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in the Company’s Annual Report as updated in subsequent filings we have made with the SEC. The risks and uncertainties described under “Risk Factors” are not exhaustive.

Note 4 - Debt Instruments

Note Payable

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Commencing on the thirteenth (13th) month following the loan date and continuing on the first (1st) day of each month thereafter principal and interest is payable in forty-eight (48) equal, consecutive monthly installments. The full principal and all accrued interest are due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of June 30, 2016 and December 31, 2015, the Company had $0 and $13,113 in principal recorded as Note Payable in the long-term sections of the Company’s balance sheet, respectively, and $35,550 and $26,270 in notes payable short-term, respectively.

Convertible Promissory Notes, net

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016, the Company entered into Unsecured Note Purchase Agreements with certain Unsecured Note Buyers, pursuant to which the Unsecured Note Buyers purchased Unsecured Notes in the aggregate principal amount of $2,113,500. The aggregate gross proceeds to the Company from the 2015 Unsecured Convertible Note Offering were $2,113,500 (before deducting expenses related to the purchase and sale of the Unsecured Notes of $45,000), of which $586,000 of the proceeds were from members of the Board.

The Unsecured Notes have an aggregate principal balance of $2,113,500 and a stated maturity date of 5 years from the date of issuance. The principal on the Unsecured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. On April 12, 2016, with the closing of the 2016 Secured Convertible Note Offering, certain terms of the Unsecured Notes were amended. Under the new terms of the Unsecured Notes, upon the closing of $15,000,000 in equity securities (“Equity Financing Securities”) by the Company (a “Qualified Offering “) all of the outstanding principal amount of the Unsecured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Unsecured Note Conversion Units”) at a conversion price per Unsecured Note Conversion Unit equal to the lesser of (i) $5.60 or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unsecured Note Conversion Unit will consist of one share (the “ Unsecured Note Conversion Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Unsecured Note Conversion Unit Warrants”) to purchase one additional share (the “Unsecured Note Conversion Unit Warrant Shares”) of the Company’s Common Stock at an exercise price of 125% of the Qualified Offering unit price. The terms of the amendment were in exchange for the Unsecured Note holders’ subordination to the Secured Note holders.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

The Unsecured Note Conversion Unit Warrants, to be received upon conversion of the Unsecured Notes, provide for the purchase of shares of the Company’s Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering. The Unsecured Note Conversion Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Unsecured Note Conversion Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company agreed to use its commercially reasonable efforts to file a registration statement (“Registration Statement”) to register the Unsecured Note Conversion Unit Shares and Unsecured Note Conversion Unit Warrant Shares no later than (i) the date that is ninety (90) calendar days after the final closing under the Qualified Offering, or (ii) the date which is ninety (90) calendar days after the first optional conversion of the Unsecured Notes. The Company has agreed to use its commercially reasonable efforts to make the Registration Statement declared effective no later than one hundred and eighty (180) calendar days after the Registration Statement is first filed with the SEC.

Convertible Secured Promissory Notes, net

On April 12, 2016, April 15, 2016, May 26, 2016 and June 7, 2016 the Company entered into Secured Note Purchase Agreements with certain Secured Note Buyers, pursuant to which the Secured Note Buyers purchased Secured Notes in the aggregate principal amount of $2,365,000 (before deducting placement agent fees and expenses of $265,849) of which $255,060 of the proceeds were from members of the Board.

The Secured Notes are secured by a security interest in and lien on all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries, including the Company’s intellectual and technology property pursuant to the terms of a security agreement (the “Security Agreement”) among the Company and the Secured Note Buyers. The security interest in and liens on all assets and property of the Company will be a first priority security interest.

The Secured Notes have an aggregate principal balance of $2,365,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Secured Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Secured Notes. Upon the closing of a Qualified Offering by the Company during the term of the Secured Notes involving the sale of at least $15,000,000 in Equity Financing Securities, all of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Secured Note Conversion Units”) at a conversion price per Secured Note Conversion Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00. At any time prior to a Mandatory Conversion, the holders of the Secured Notes may convert all or part of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, into Second Units at a conversion price of $2.00 per Unit (in this case, an “Optional Conversion”). Each Secured Note Conversion Unit will consists of one share (the “Secured Note Conversion Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Secured Note Conversion Unit Warrants”) to purchase one additional share (the “Secured Note Conversion Unit Warrant Shares”) of the Company’s Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Secured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Secured Notes, the entire unpaid principal balance of the Secured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of a Secured Note will be entitled to receive, pari passu with the other holders of the Secured Notes, and in preference to the holders of the Company’s other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder’s Secured Note. The conversion price and number of Secured Note Conversion Units issuable upon conversion of the Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Pursuant to the terms of a Placement Agency Agreement (in this case, the “Placement Agency Agreement”) between the Company and the placement agent for the Secured Convertible Note Offering (in this case, the “Placement Agent”), in connection with the closing of the Secured Convertible Note Offering, the Placement Agent was paid a commission of an aggregate of $236,500. In addition, the Placement Agent, or its designees, received warrants to purchase a number of shares of Common Stock equal to 10% of the number of Secured Note Conversion Unit Shares into which Secured Notes sold in the Secured Convertible Note Offering to Secured Note Buyers introduced to the Secured Convertible Note Offering by the Placement Agent, and 8% of the number of Secured Note Conversion Unit Shares into which Secured Notes sold in the Secured Convertible Note Offering to Secured Note Buyers introduced to the Secured Convertible Note Offering by the Company or its representatives. The Placement Agent’s warrants have a term of 5 years and an exercise price per share equal to the exercise price of the Secured Note Conversion Unit Warrant Shares issued to Secured Buyers introduced to the Secured Convertible Note Offering by the Placement Agent upon conversion (“Placement Agent Warrants”).

The embedded conversion feature was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $1,980,757 upon issuance. The debt discount is being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability.

The Secured Note Conversion Unit Warrants, to be received upon conversion of the Secured Notes, provide for the purchase of shares of the Company’s Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. The Secured Note Conversion Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Secured Note Conversion Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company granted registration rights to each Secured Note Buyer with respect to the Secured Note Conversion Unit Shares and Secured Note Conversion Unit Warrant Shares, and to the Placement Agent, with respect to the Common Stock issuable upon exercise of the Placement Agent Warrants, in each case on a pari passu basis with, and upon substantially the same terms as the registration rights granted to, the investors in a Qualified Offering.

Note 5 – Derivative Liabilities

The PPO and agent warrants described in Note 7 qualified for derivative classification upon issuance due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the closings under the private placement offerings. The embedded conversion feature of the Unsecured Notes and the Secured Notes described in Note 4 also qualify for derivative classification. The initial fair value of these liabilities was recorded as an increase to derivative liabilities with a corresponding debt discount. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

Certain securities the Company issued in the private placement offering it conducted in 2014 (the “2014 PPO”) had price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, March 28, 2016, the Company issued additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original warrants issued in the 2014 PPO (the “PPO Warrants”), 133,739 still remained with these priced-based anti-dilution rights. As of March 28, 2016, the price-based anti-dilution protection provisions expired. The Company re-measured the fair value of the warrants at March 28, 2016 and reclassified them to equity.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended June 30, 2016.

June 30, 2016

Balance at the beginning of year	$2,052,893

Addition of new derivative liabilities (conversion features)	2,202,307

Change in fair value of the embedded conversion features	(285,527)

Addition of new derivative liabilities (warrants)	4,444

Change in fair value of warrants	(260,599)

Reclassification of derivative liabilities to equity	(291,410)

Balance at the end of the period	$3,422,108

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s Common Stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. The expected stock price volatility for the Company’s derivatives is based on the historical volatility since the date of the Company’s 2014 PPO. As required, these are classified based on the lowest level of input that is significant to the fair value measurement.

The weighted average per-share fair value of each Common Stock warrant derivative liability of $4.147 and $1.91 was determined December 31, 2015, and March 28, 2016, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2015	113.83%	1.76%	0%	3.45
At March 28, 2016	158.84%	1.37%	0%	3.21

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Unsecured Notes of $4.96, $4.66 and $2.16 determined at December 31, 2015, January 14, 2016 and June 30, 2016, respectively, using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 31, 2015	111.72%	1.61%	0%	5.00
January 14, 2016	114.48%	1.52%	0%	5.00
June 30, 2016	165.85%	1.01%	0%	4.40

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Secured Notes of $1.62, $2.69, $2.80 and $2.07 determined at April 12. 2016, April 15, 2016, May 26, 2016 and June 7, 2016, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on April 12, 2016	159.81%	1.22%	0%	5.00
Issuance on April 15, 2016	161.16%	1.22%	0%	5.00
Issuance on May 26, 2016	165.03%	1.35%	0%	5.00
Issuance on June 7, 2016	165.72%	1.23%	0%	5.00
June 30, 2016	165.85%	1.01%	0%	4.81

Note 6 – Common Stock

On May 26, 2015, the Board approved and authorized the Company to effect a reverse stock split (the “Reverse Stock Split”) at a ratio of not less than 1-for-5 and not more than 1-for-15 (the “Reverse Split Ratio”). On February 9, 2016, the Company filed a certificate of amendment (“Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which, effective as of February 16, 2016, the Company effected the Reverse Stock Split at a rate of 1-for-13. Throughout this report the Reverse Stock Split was retroactively applied to all periods presented.

Note 7 - Common Stock Warrants

Concurrent with the closings of the Contribution and the 2014 PPO, discussed above, the Company issued the PPO warrants with respect to an aggregate of 744,756 underlying common shares to the investors in the 2014 PPO. Each PPO Warrant has a term of five years to purchase one share of Common Stock at $26.00 per share. The PPO Warrants have weighted average anti-dilution and price protection, and a cashless exercise provision, which were subject to customary exceptions.

In addition, the placement agent in the 2014 PPO, and its sub-agents, received warrants exercisable for a period of five years to purchase a number of shares of common stock equal to 10% of the number of shares of Common Stock sold to investors it introduced to the 2014 PPO, with a per share exercise price of $13.00 (the “2014 Broker Warrants”). As a result of the foregoing, the placement agent in the 2014 PPO, and its sub-agents, were issued 2014 Broker Warrants with respect to an aggregate of 74,483 underlying shares of the Company’s Common Stock.

On April 6, 2015, the Company consummated an offer to amend and exercise the PPO Warrants (the “Offer to Amend and Exercise”). Pursuant to the Offer to Amend and Exercise, PPO Warrants to purchase an aggregate of 497,548 shares of Common Stock were tendered by their holders and were amended and exercised at an exercise price of $6.50 per share for gross proceeds to the Company of $3,233,502 (before deducting placement agent fees and expenses of the Offer to Amend and Exercise of approximately $417,000).

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Effective on or prior to April 6, 2015, the Company and the holders of (a) 113,469 PPO Warrants, that chose not to participate in the Offer to Amend and Exercise (“Non-Participating Original Warrants”), and (b) all 74,483 2014 Broker Warrants, approved an amendment to remove the price-based anti-dilution provisions in their warrants. As a result, the price-based anti-dilution provisions contained in these Non-Participating Original Warrants and 2014 Broker Warrants have been removed and were of no further force or effect as of April 6, 2015.

The warrant agent for the Offer to Amend and Exercise (the “Warrant Agent”) was paid an aggregate commission of approximately $323,350 and was issued warrants to purchase an aggregate of 49,752 shares of the Company’s Common Stock at an exercise price of $6.50 per share for a term of five (5) years (the “Warrant Agent Warrants”).

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

In addition, as discussed in Note 4, with the issuance of the Unsecured Notes, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $23.01 per share to $20.50 per share, (ii) an aggregate of 18,674 additional shares of Common Stock, and (iii) an aggregate of 18,674 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $20.50 per share.

On January 12, 2016, the Company issued warrants to certain content providers (“Content Provider Warrants”) to purchase an aggregate of 215,279 shares (the “Content Provider Warrant Shares”) of the Company’s Common Stock, at a weighted average exercise price of $6.41 per share. The Content Provider Warrants have a weighted average contractual term of 6.45 years. The exercise price and number of Content Provider Warrant Shares are subject to adjustment for any stock dividend, stock split, stock combination, recapitalization, reclassification, reorganization or other similar event.

Common Stock warrant activity during the six months ended June 30, 2016 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted- Average Exercise Price

Balance as of December 31, 2015	406,147	$19.01
Granted	216,429	6.49
Cancelled/Forfeited	-	-
Exercised	-	-
Balance as of June 30, 2016	622,576	$14.66

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

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

Note 8 – Equity Incentive Awards

Stock Compensation Plans

In November 2008, the Board adopted the 2008 Restricted Stock Plan, as amended (the “2008 Plan”). The 2008 Plan provided for the issuance of restricted common shares (“options”).

Under the 2008 Plan, the Company determined various terms and conditions of awards including option expiration dates (no more than ten years from the date of grant), vesting terms (generally over a four-year period), exercise price, and payment terms.

Certain of the Company’s option grants included a right to repurchase a terminated individual’s options at a repurchase price equal to the lower of the exercise price or the fair value of the restricted common stock at the termination date, during the eighteen (18) months following the termination of an individual’s service with the Company, for any reason.

Upon closing of the Contribution (discussed above), the Board adopted, and the stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”) which provides for the issuance of equity awards of up to 307,693 shares of Common Stock to officers, key employees, consultants and directors. Upon effectiveness of the Contribution, 500,000 options outstanding under the 2008 Plan were exchanged for an aggregate of (i) approximately 102,681 non-statutory stock options to purchase shares of the Company’s Common Stock at an average exercise price of approximately $2.86 per share, and (ii) approximately 24,335 restricted stock awards (of which approximately 17,068 were fully vested and represented approximately 17,068 issued and outstanding shares of the Company’s Common Stock).

On September 25, 2015, the Board adopted the 2015 Equity Incentive Plan (the “2015 Plan”) to provide the Company with flexibility in its ability to motivate, attract, and retain the services of members of the Board, key employees and consultants. The 2015 Plan provides for the issuance of equity awards of up to 307,693 shares of Common Stock. The 2015 Plan is subject to approval by the Company’s stockholders within 12 months after its effective date. In the event that stockholder approval is not obtained within 12 months after the effective date, all incentive stock options granted under the 2015 Plan shall be treated as non-qualified stock options.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Stock Options

Option activity during the six months ended June 30, 2016 was as follows:

	Options Outstanding
	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Balance as of January 1, 2016	310,558	$8.64	7.9
Granted	124,160	$3.98
Cancelled/Forfeited	(61,345)	$10.62
Exercised	-	$-
Balance as of June 30, 2016	373,373	$6.78	7.9
Exercisable June 30, 2016	232,406	$7.00

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $3.79 for options granted for the six months ended June 30, 2016. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

Six Months Ended June 30, 2016
Exercise Price	$3.98
Expected life (years)	6.00
Risk-free interest rate	1.10%
Expected volatility	162.66%
Expected dividend yield	0%

The expected life of options granted represents the weighted average period that the options are expected to remain outstanding. The Company determined the expected life assumption based on the Company’s historical exercise behavior combined with estimates of the post-vesting holding period. Prior to May 2015, the expected volatility used in the valuation of the stock options was based on historical volatility of publicly traded peer companies due to the limited trading history of the Company’s Common Stock. During the second quarter of 2015, the expected stock price volatility for the Company’s stock options was based on the historical volatility since the date of the Company’s 2014 PPO. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on its stock options.

Stock-based Compensation Expense

As of June 30, 2016, total compensation cost related to stock options granted, but not yet recognized, was $550,499, which the Company expects to recognize over a weighted-average period of approximately 2.31 years. Stock-based compensation expenses related to all employee and non-employee stock-based awards for the six months ended June 30, 2016 and 2015 were $147,966 and $173,805, respectively.

Restricted Stock Awards

The Company issued restricted stock awards with respect to 24,335 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2015 and June 30, 2016, 24,335 restricted common shares were outstanding but not yet issued under these awards. The Company is obligated to issue these awards upon request by the holder of the award. During each of the six month periods ended June 30, 2016 and 2015, the Company recorded stock based compensation of $0 and $559, respectively. As of June 30, 2016, there was no unrecognized stock based compensation expense related to restricted stock awards granted.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Note 9 - Commitments and Contingencies

Data License and Service Agreement with Rovi

On July 1, 2014, the Company entered into a data license and service agreement (the “Data License and Services Agreement”) with Rovi Data Solutions, Inc. and Veveo, Inc. (collectively, “Rovi”), acquiring the limited, non-exclusive, non- transferable right to use, display, communicate, reproduce and transmit data owned or controlled by Rovi. On September 8 and September 18, a first amendment and second amendment to the Data License and Service Agreement, respectively, were executed which expanded the original license to include custom development of search and voice capabilities. The Data License and Service Agreement remains in effect through and including March 14, 2017. The Company has the option to extend the term of this agreement for additional one-year periods.

During the term of the Data License and Service Agreement and as consideration for the grant of rights and license of Rovi’s data, the Company agreed to pay Rovi a monthly minimum charge during the development period which is the period where data will be used for internal, non-public, non-commercial uses. In addition, the Company has agreed to pay a minimum per month during the first initial term, subsequent to launch date until March 14, 2016. For each subsequent term, consideration paid will depend on the number of subscribers to CÜR Music.

As of September 27, 2016, the Data License and Services Agreement with Rovi terminated as a result of our failure to pay Rovi past due balances for the services they provided under the Agreement.

As of June 30, 2016, the Company has paid Rovi $44,701.

Zuora

On July 31, 2014, the Company entered into a limited license agreement (the “Master Subscription Agreement”) with Zuora, Inc. (“Zuora”) that provides the Company with a non-exclusive, non-transferable worldwide limited license to use Zoura’s online integrated subscription management, billing, and data analysis services. The initial order form covered the implementation and development period ending October 31, 2014. In addition, the Company has agreed to an initial 36-month service term, subsequent to implementation.

On October 12, 2016, CÜR Media received a notice of default from Zuora confirming that the Company is in default under the Master Subscription Agreement with Zuora as a result of the Company’s failure to pay Zuora past due balances for the services they provided under the Master Subscription Agreement. The Company intends to cure the default once it is adequately funded.

As of June 30, 2016, the Company has paid Zuora $29,038.

MediaNet Digital, Inc.

On November 10, 2014, the Company entered into a Distribution Agreement (the “MediaNet Agreement”) with MediaNet Digital, Inc. (“MediaNet”) which provides the Company with a catalog of sound recordings and metadata which enables and provides for the delivery of sound recordings to end users of CÜR Music. The agreement remains in effect for a period of three years following the effective date of November 7, 2014. The agreement will automatically renew for successive one-year terms unless terminated by MediaNet or the Company.

Pursuant to the agreement, the Company is required to pay a set-up fee. In addition, the Company will pay a monthly technology licensing fee during the initial term, a monthly usage fee and will pay for any additional professional services and technical assistance or customization.

As of June 30, 2016, the Company has paid MediaNet $35,826.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Content Licenses

The Company has entered into agreements with certain music labels (“Music Label Agreements”), pursuant to which the Company has been provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the music labels (“Music Labels”) in connection with CÜR Music. The Company has also entered into agreements with certain music publishing companies (“Publishing Agreements”), pursuant to which the Company has been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the music publishers (“Music Publishers”) in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the “Content Agreements,” the Music Labels and Music Publishers may be collectively referred to herein as the “Content Providers,” and the Label Materials and Publisher Materials may be collectively referred to herein as the “Licensed Materials.”

Pursuant to the Content Agreements, the Company is required to pay certain minimum content fees over the term of the Content Agreements as follows: $14,000,000 in the first year of the agreements, of which approximately $8,000,000 was due on January 31, 2016, $25,500,000 in the second year of the agreements, and $18,500,000 in the third year of the agreements. The Company was not able to make the initial payments due on January 31, 2016. Each of the applicable Content Agreements provides that, upon the Company’s failure to make the required initial payment, the applicable Content Provider will provide the Company with written notice, and an opportunity to cure. The cure periods in the Content Agreements range from 10 to 30 days.

On September 20, 2016, the Company received notice from Sony Music Entertainment (“SME”) confirming that its Framework Distribution Agreement with SME, as amended (the “Sony Agreement”), automatically terminated effective June 14, 2016, as a result of the Company’s failure to pay SME the advance due pursuant to the Sony Agreement on that date.

On September 20, 2016, the Company received notice from UMG Recordings, Inc. (“UMG”) confirming that its Audio Streaming and Conditional Download Agreement with UMG (the “UMG Agreement”) automatically terminated effective September 20, 2016, as a result of the Company’s failure to pay UMG the advance due pursuant to the UMG Agreement on that date.

The Company is in default of its Subscription Streaming and Enhanced Radio Services Agreement (the “Warner Agreement”) with Warner Music, Inc. (“Warner”) as a result of the Company’s failure to pay Warner the advance due pursuant to the Warner Agreement on that date.

Minimum payments related to the previously described contracts is summarized as follows:

Six Months Ended June 30,	Total

2017	25,830,364	*

2018	23,957,182	*

2019	9,010,000	*

___________________

*	Additional contract terms include per subscriber, stream or percentage of revenue charges.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Note 10 - Subsequent Events

Sale of Secured Convertible Promissory Notes

On July 20, 2016, the Company entered into Secured Note Purchase Agreements with certain additional Secured Note Buyers (the “Additional Secured Note Buyers”), pursuant to which the Additional Secured Note Buyers purchased Secured Notes of the Company (the “Additional Secured Notes”) in the aggregate principal amount of $150,000 (before deducting placement agent fees and expenses of $16,605) (the “Third Secured Convertible Note Offering”).

The Company used the net proceeds from the Third Secured Convertible Note Offering for working capital and general corporate purposes.

The Additional Secured Notes will be secured by a security interest in and lien on all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries, including the Company’s intellectual and technology property pursuant to the terms of a security agreement (in this case, the “Security Agreement”) among the Company and the Additional Secured Note Buyers. The security interest in and liens on all assets and property of the Company will be a first priority security interest pari passu with the holders of the Secured Notes.

The Additional Secured Notes have an aggregate principal balance of $150,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Additional Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Additional Secured Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Additional Secured Notes. Upon the closing of a Qualified Offering by the Company during the term of the Additional Secured Notes involving the sale of at least $15,000,000 in Equity Financing Securities, all of the outstanding principal amount of the Additional Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Third Units”) at a conversion price per Third Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00. At any time prior to a Mandatory Conversion, the holders of the Additional Secured Notes may convert all or part of the outstanding principal amount of the Additional Secured Notes, together with accrued and unpaid interest due thereon, into Third Units at a conversion price of $2.00 per Unit (in this case, an “Optional Conversion”). Each Third Unit will consists of one share (the “Third Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Third Unit Warrants”) to purchase one additional share (the “Third Unit Warrant Shares”) of the Company’s Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Additional Secured Notes within five (5) days of the date such payment is due, or the occurrence of other event of default under the terms of the Additional Secured Notes, the entire unpaid principal balance of the Additional Secured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of an Additional Secured Note will be entitled to receive, pari passu with the other holders of the Secured Notes and Additional Secured Notes, and in preference to the holders of the Company’s other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder’s Additional Secured Note. The conversion price and number of Third Units issuable upon conversion of the Additional Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Pursuant to the terms of a Placement Agency Agreement (in this case, the “Placement Agency Agreement”) between the Company and the placement agent for the Third Secured Convertible Note Offering (in this case, the “Placement Agent”), in connection with the closing of the Third Secured Convertible Note Offering, the Placement Agent was paid a commission of an aggregate of $15,000. In addition, the Placement Agent, or its designees, received warrants to purchase a number of shares of Common Stock equal to 10% of the number of Third Unit Shares into which Additional Secured Notes sold in the Third Secured Convertible Note Offering to Additional Secured Buyers introduced to the Third Secured Convertible Note Offering by the Placement Agent, and 8% of the number of Third Unit Shares into which Additional Secured Notes sold in the Third Secured Convertible Note Offering to Additional Secured Buyers introduced to the Third Secured Convertible Note Offering by the Company or its representatives, are converted upon a Mandatory Conversion, with a term of five (5) years and an exercise price per share equal to the exercise price of the Third Unit Warrant Shares issued to Additional Secured Buyers introduced to the Third Secured Convertible Note Offering by the Placement Agent upon a Mandatory Conversion (“Additional Placement Agent Warrants”).

The Third Unit Warrants, to be received upon conversion of the Additional Secured Notes, provide for the purchase of shares of the Company’s Common Stock an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. The Third Unit Warrants are exercisable for cash only, for a term of five (5) years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Third Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company granted registration rights to each Additional Secured Buyer with respect to the Third Unit Shares and Third Unit Warrant Shares, and to the Placement Agent, with respect to the Common Stock issuable upon exercise of the Additional Placement Agent Warrants, in each case on a pari passu basis with, and upon substantially the same terms as the registration rights granted to, the investors in a Qualified Offering.

Extension of Agreements with Content Providers

As previously reported, the Company had entered into Music Label Agreements with certain Music Labels, pursuant to which the Company has been provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with CÜR Music, to be composed of three progressively priced and increasingly functional tiers, within the United States and its territories, commonwealths, and possessions. The Company had also entered into Publishing Agreements with certain Music Publishers, either directly or through a third party, pursuant to which the Company had been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions.

Pursuant to the Content Agreements, the Company was required to pay certain minimum content fees over the term of the Content Agreements as follows: $14,000,000 in the first year of the agreements, of which approximately $8,000,000 was due on January 31, 2016, $25,500,000 in the second year of the agreements, and $18.5 million in the third year of the agreements. The Content Providers previously agreed to provide the Company additional time to make the $8,000,000 in payments through both oral and written agreements. Under those agreements, the Company had until June 15, 2016 to make such payments. The Company paid an aggregate of $500,000 of the proceeds from the closing of the Secured Notes to the Content Providers.

Major Label Content Agreements

On September 20, 2016, the Company received notice from SME confirming that the Sony Agreement automatically terminated effective June 14, 2016, as a result of the Company’s failure to pay SME the advance due pursuant to the Sony Agreement on that date.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

On September 20, 2016, the Company received notice from UMG that the UMG Agreement automatically terminated effective September 20, 2016, as a result of the Company’s failure to pay UMG the advance due pursuant to the UMG Agreement on that date.

The Company is in default of the Warner Agreement as a result of the Company’s failure to pay UMG the advance due pursuant to the Warner Agreement on that date.

Resignations and Terminations

On April 28, 2016, Jay Samit resigned as a member of the Company’s Board, thereby reducing the Board from five to four members. As a result of his resignation, Mr. Samit relinquished his roles as a member of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

On August 11, 2016, Sanjan Dhody resigned as a member of the Company’s Board, thereby reducing the Board from four to three members. As a result of his resignation, Mr. Dhody relinquished his roles as a member of the Company’s Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee, including as the Company’s “audit committee financial expert.” Following his resignation, the Company had no directors that would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2), or that meet the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

On August 12, 2016, James Urie resigned as Executive Chairman of the Company’s Board, thereby reducing the Board from three to two members. He also resigned as the Company’s Interim President and Interim Chief Executive Officer as of such date. As a result of his resignation, Mr. Urie has relinquished his role as the Company’s “Principal Executive Officer” for SEC reporting purposes.

On August 16, 2016, the Company terminated Kelly Sardo as its Chief Financial Officer and Treasurer. As a result of her termination as Chief Financial Officer and Treasurer, Ms. Sardo no longer serves as the Company’s “Principal Financial and Accounting Officer” for SEC reporting purposes. At this time, Ms. Sardo continues to serve as the Company’s Secretary.

On August 16, 2016, the Company terminated John Egazarian as its Chief Operating Officer, Michael Betts as its Chief Technology Officer, J.P. Lespinasse as its Chief Marketing Officer, Joseph LaPlante as its Chief Content Officer and William Campbell as its Chief Strategy Officer.

On August 16, 2016, the Company was forced to lay off all of its employees and cease significant operations. The Company continues to seek sources of equity or debt financing in order to support its operations. However, no assurances can be provided that the Company will secure additional financing.

On August 20, 2016, William Campbell resigned as a member of the Board, thereby reducing the Company’s Board from two to one member.

Other Events

On September 23, 2016, the Company amended its 2015 Plan to make certain clarifications with respect to the grant of incentive stock options under the 2015 Plan.

As of September 27, 2016, the Company’s Data License and Services Agreement with Rovi terminated as a result of the Company’s failure to pay Rovi past due balances for the services they provided under the Data License and Services Agreement.

The Company received notice from the OTC Markets Group that, if it did not file the Form 10-Q for the fiscal quarter ended June 30, 2016 by September 29, 2016, the Company’s Common Stock would be downgraded to the OTC Pink marketplace. Since the Company did not make this filing on a timely basis, the Company’s Common Stock was downgraded to the OTC Pink marketplace on September 30, 2016.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Default: 12% Senior Secured Convertible Promissory Notes

On October 12, 2016, October 15, 2016, November 26, 2016, December 7, 2016, December 20, 2016 and January 20, 2017, the principal and any accrued and unpaid interest on the Company’s outstanding Secured Notes in the principal amount of $2,515,000 became due and payable. The Company was unable to repay the noteholders at that time. Pursuant to the terms of the Secured Notes, the Company’s failure to pay any principal or interest within 5 days of the date such payment is due will constitute an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes will increase to 15%. In addition to other remedies available to the noteholders, the Company’s obligation to repay amounts due under the Secured Notes is secured by a first priority security interest in and lien on all of the Company’s assets and property, including the Company’s intellectual property. The security interest is held pari passu with the holders of the Company’s Additional Secured Notes.

SEC Wells Notice

On July 19, 2017, the Company received a “Wells Notice” from the staff (the “Staff”) of the SEC. The Wells Notice provides notification to the Company that the Staff has made a preliminary determination to recommend that the SEC institute administrative proceedings against the Company pursuant to Sections 12(j) and 12(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based solely upon the Company’s failure to comply with its reporting obligations under Section 13(a) of the Exchange Act. Sections 12(j) grants the SEC the right, after notice and opportunity for a hearing, to revoke the registration of a security. Section 12(k) grants the SEC the right to suspend trading in a security.

In accordance with SEC rules, on August 25, 2017, the Company made a written submission to the SEC in response to the Wells Notice, in which, among other things, it conveyed the Company’s present intention to file the delinquent reports and become current with its SEC filing requirements and, as such, set forth the reasons why the proposed enforcement action should not be filed. While no assurances can be made, the Company believes that, as a result of making these filings, the SEC will have no further reason to institute the proposed administrative proceedings, or, if instituted, to continue such proceedings. However, there can be no assurance that the SEC will not bring an enforcement action against the Company, which could result in a trading suspension of the Company’s Common Stock and the de-registration of the Company’s securities under the Exchange Act. Administrative proceedings, if instituted, will be held before an administrative law judge.

In order to file the delinquent reports, the Company needs to obtain adequate financing.

Vendor Defaults

The Company is in default under its MediaNet Agreement with MediaNet” as a result of the Company’s failure to pay MediaNet past due balances for the services they provided under the MediaNet Agreement. To date, the Company has not received a notice of default from MediaNet. The Company intends to cure the default once it is adequately funded.

On October 12, 2016, the Company received a notice of default from Zuora confirming that the Company is in default under its Master Subscription Agreement with Zuora, as a result of its failure to pay Zuora past due balances for the services they provided under the Master Subscription Agreement. The Company intends to cure the default once it is adequately funded.

The Company is in default under its Sponsorship Agreement (the “Live Nation Agreement”) with Live Nation Marketing, Inc. (“Live Nation”) as a result of the Company’s failure to pay Live Nation past due balances for the services they provided under the Live Nation Agreement. To date, the Company has not received a notice of default from Live Nation. The Company intends to cure the default once it is adequately funded.

As of this date, the Company is in default of all of its vendor agreements as a result of not making the required payments.

The Company is actively seeking sources of equity or debt financing in order to support its operations. If the Company is able to secure adequate financing, the Company intends to attempt to negotiate certain amendments to the Secured Notes with the noteholders. However, if adequate funds are not available to the Company on acceptable terms, or at all, the Company will be unable to restart operations.

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

The audited financial statements for our fiscal year ended December 31, 2015, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

On January 28, 2014, we consummated a contribution transaction with CÜR Media, LLC, a limited liability company organized in the State of Connecticut on February 15, 2008 (the “Contribution”), pursuant to a Contribution Agreement by and among the Company, CÜR Media, LLC, and the holders of a majority of CÜR Media, LLC’s limited liability company membership interests (the “Contribution Agreement”). In connection with the Contribution, and in accordance with the terms and conditions of the Contribution Agreement, all outstanding securities of CÜR Media, LLC were exchanged for securities of ours.

Prior to the Contribution, CÜR Media, LLC’s activities since inception had been devoted primarily to the development and commercialization of Raditaz, a DMCA compliant internet radio product. Raditaz was launched in early 2012 and the platform was continually developed and improved through November 2013 when its iOS, Android and web products were removed from the market, to allow us to focus on the further development of our CÜR Music product.

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

On January 31, 2014, we changed our name to CÜR Media, Inc., a name that more accurately represents our new business focus. In connection with the name change, we changed our OTC trading symbol to “CURM.”

In addition, on January 31, 2014, we increased our number of authorized shares to 310,000,000 shares, consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

Further, on January 31, 2014, our Board of Directors (“Board”) authorized a 1.26953123-for-1 forward split of our Common Stock, in the form of a dividend, pursuant to which each shareholder of our Common Stock as of the record date received 1.19260815 additional shares of Common Stock for each one share owned.

In a private placement financing we conducted with respect to which closings occurred on January 28, 2014, March 14, 2014 and March 28, 2014 (the “2014 PPO”), we sold an aggregate of 744,756 shares of our Common Stock, and warrants to purchase an aggregate of 744,756 shares of our Common Stock at an exercise price of $26.00 per share for a term of five (5) years (“PPO Warrants”), for gross proceeds of approximately $9,680,000 (before deducting placement agent fees and expenses of the 2014 PPO estimated at approximately $1,529,000).

The placement agent for the 2014 PPO and its sub-agent were paid an aggregate commission of approximately $968,000 and were issued warrants to purchase an aggregate of 74,483 shares of our Common Stock at an exercise price of $13.00 per share for a term of five (5) years (“Broker Warrants”).

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

Effective on or prior to April 6, 2015, the Company and the holders of (a) 113,469 PPO Warrants, that chose not to participate in the Offer to Amend and Exercise Warrants (“Non-Participating Original Warrants”), and (b) all 74,483 Broker Warrants, approved an amendment to remove the price-based anti-dilution provisions in their warrants. As a result, the price-based anti-dilution provisions contained in these Non-Participating Original Warrants and Broker Warrants have been removed and are of no further force or effect as of April 6, 2015.

The warrant agent for the offer to Amend and Exercise Warrants was paid an aggregate commission of approximately $323,350 and was issued warrants to purchase an aggregate of 49,752 shares of our Common Stock at an exercise price of $6.50 per share for a term of five (5) years (“Warrant Agent Warrants”).

Certain securities we issued in the 2014 PPO had price-based anti-dilution protection (“Anti-Dilution Rights”), if, within twenty-four (24) months after the final closing of the 2014 PPO, we issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 PPO Warrants, 133,739 still remained with these priced-based anti-dilution rights. With the consummation of the exercise and amendment of the PPO Warrants and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received (i) an aggregate of 17,180 additional shares of Common Stock (ii) a reduction in the price of their PPO Warrants from $26.00 per share to $23.01 per share, and (iii) an aggregate of 17,180 additional warrants to purchase shares of Common Stock of the company at an exercise price of $23.01 per share.

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016 we entered into Securities Purchase Agreements (in this case, the “Purchase Agreements”) with certain “accredited investors (the “Unsecured Buyers”), pursuant to which the Unsecured Buyers purchased 12% Unsecured Convertible Promissory Notes of the Company (the “Unsecured Notes”) in the aggregate principal amount of $2,113,500 (the “First Convertible Note Offering”). The aggregate gross proceeds to the Company were $2,113,500 (before deducting expenses related to the purchase and sale of the Unsecured Notes of approximately $45,000), of which $586,000 in proceeds were from members of the Board.

With the issuance of Unsecured Notes, the Anti-Dilution Rights were triggered and the holders of the Non-Participating Original Warrants received, or are entitled to receive (i) an aggregate of 18,674 additional shares of Common Stock, (ii) a reduction in the price of their PPO Warrants from $23.01 per share to $20.50 per share, and (iii) an aggregate of 18,674 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $20.50 per share.

On February 16, 2016, we effected a 1-for-13 reverse stock split (the “Reverse Stock Split”). Upon effectiveness of the Reverse Stock Split, every thirteen (13) outstanding shares of our Common Stock (“Old Common Stock”) were, without any further action by us, or any holder thereof, combined into and automatically became one share of our Common Stock. Any fractional shares have been rounded up to one whole common share. All shares of Common Stock eliminated as a result of the Reverse Stock Split have been cancelled such that they were returned to our authorized and unissued capital stock, and our capital has been reduced by an amount equal to the par value of the Old Common Stock so retired.

On April 12, 2016, April 15, 2016, May 26, 2016 and June 7, 2016 the Company entered into Securities Purchase Agreements (in this case, the “Purchase Agreements”) with certain “accredited investors” (the “Secured Buyers”), pursuant to which the Secured Buyers purchased 12% Senior Secured Convertible Promissory Notes of the Company (the “Secured Notes”) in the aggregate principal amount of $2,365,000 (before deducting placement agent fees and expenses of $265,849) (the “Second Convertible Note Offering”).

The Company used the net proceeds from the Second Convertible Note Offering for certain payments to content owners, and working capital and general corporate purposes.

The Secured Notes are secured by a security interest in and lien on all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries, including the Company’s intellectual and technology property pursuant to the terms of a security agreement (in this case, the “Security Agreement”) among the Company and the Secured Buyers. The security interest in and liens on all assets and property of the Company will be a first priority security interest.

The Secured Notes have an aggregate principal balance of $2,365,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Secured Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Secured Notes. Upon the closing of a financing (in this case, a “Qualified Offering”) by the Company during the term of the Secured Notes involving the sale of at least $15,000,000 in Equity Financing Securities, all of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Second Units”) at a conversion price per Second Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00. At any time prior to a Mandatory Conversion, the holders of the Secured Notes may convert all or part of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, into Second Units at a conversion price of $2.00 per Unit (in this case, an “Optional Conversion”). Each Second Unit will consists of one share (the “Second Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Second Unit Warrants”) to purchase one additional share (the “Second Unit Warrant Shares”) of the Company’s Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s equity securities (or securities convertible into or exercisable for equity securities) are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Secured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Secured Notes, the entire unpaid principal balance of the Secured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of a Secured Note will be entitled to receive, pari passu with the other holders of the Secured Notes, and in preference to the holders of the Company’s other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder’s Secured Note. The conversion price and number of Second Units issuable upon conversion of the Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

Pursuant to the terms of a Placement Agency Agreement (in this case, the “Placement Agency Agreement”) between the Company and the placement agent for the Second Convertible Note Offering (in this case, the “Placement Agent”), in connection with the closing of the Second Convertible Note Offering, the Placement Agent was paid a commission of an aggregate of $236,500. In addition, the Placement Agent, or its designees, received warrants to purchase a number of shares of Common Stock equal to 10% of the number of Second Unit Shares into which Secured Notes sold in the Second Convertible Note Offering to Secured Buyers introduced to the Second Convertible Note Offering by the Placement Agent, and 8% of the number of Second Unit Shares into which Secured Notes sold in the Second Convertible Note Offering to Secured Buyers introduced to the Second Convertible Note Offering by the Company or its representatives, are converted upon a Mandatory Conversion, with a term of 5 years and an exercise price per share equal to the exercise price of the Second Unit Warrant Shares issued to Secured Buyers introduced to the Second Convertible Note Offering by the Placement Agent upon a Mandatory Conversion (“Placement Agent Warrants”).

The Second Unit Warrants, to be received upon conversion of the Secured Notes, provide for the purchase of shares of the Company’s Common Stock an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. The Second Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Second Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

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

As of June 30, 2016, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any material revenues from our planned principal operations.

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

In addition to revenue from subscriptions, our business plan includes a second revenue stream of personalized advertising, which will not interrupt a stream, but will target a user’s listening habits. The advertising may be in the form of display ads, email and text messages. Our business plan further includes a third revenue stream from the sale of music, concert tickets and merchandise through our music streaming service, to be tailored to each listeners taste based on prior listening trends. We plan to sell advertising, music downloads and concert tickets and merchandise in the future subsequent to launch.

In addition, our business plan includes distributing our music streaming service through Apple’s iTunes App Store to iOS devices, Google’s Google Play Store to Android devices and the internet, among other distribution channels and platforms. At launch, we plan to have an iOS application, Android application and a CÜR website.

We plan to source our music from MusicNet, Inc. d/b/a Media Net Digital, Inc. We also plan to use Amazon web services to support certain of the technological needs of the business.

As of June 30, 2016, we continued to pursue sources of equity and/or debt financing to support our operations. We were not successful in raising the necessary funds as of June 30, 2016. We cannot launch our music streaming product and platform until we have raised the necessary funds.

Recent Developments

Extension of Agreements with Content Providers

As previously reported, the Company had entered into agreements (“Music Label Agreements”) with certain music labels (“Music Labels”), pursuant to which the Company has been provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with the Company’s CÜR-branded Internet music service, CÜR Music, to be composed of three progressively priced and increasingly functional tiers, within the United States and its territories, commonwealths, and possessions. The Company had also entered into agreements (“Publishing Agreements”) with certain music publishing companies (“Music Publishers”) either directly or through a third party, pursuant to which the Company had been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the “Content Agreements,” and the Music Labels and Music Publishers may be collectively referred to herein as the “Content Providers.”

Pursuant to the Content Agreements, the Company was required to pay certain minimum content fees over the term of the Content Agreements as follows: $14,000,000 in the first year of the agreements, of which approximately $8,000,000 million was due on January 31, 2016, $25,000,000 million in the second year of the agreements, and $18,500,000 million in the third year of the agreements. The Content Providers previously agreed to provide the Company additional time to make the $8,000,000 in payments through both oral and written agreements. Under those agreements, the Company had until June 15, 2016 to make such payments. The Company paid an aggregate of $500,000 of the proceeds from the closing of the Secured Notes to the Content Providers.

On September 20, 2016, we received notice from Sony Music Entertainment (“SME”) confirming that our Framework Distribution Agreement with SME, as amended (the “Sony Agreement”), automatically terminated effective June 14, 2016 as a result of our failure to pay SME the advance due pursuant to the Sony Agreement on that date.

On September 20, 2016, we received notice from UMG Recordings, Inc. (“UMG”) that our Audio Streaming and Conditional Download Agreement with UMG (the “UMG Agreement”) automatically terminated effective September 20, 2016 as a result of our failure to pay UMG the advance due pursuant to the UMG Agreement on that date.

The Company is in default of its Subscription Streaming and Enhanced Radio Services Agreement (the “Warner Agreement”) with Warner Music, Inc. (“Warner”) as a result of our failure to pay Warner the advance due pursuant to the Warner Agreement on that date.

The Company issued the Content Providers warrants (“Content Provider Warrants”) to purchase an aggregate of 215,279 shares (the “Content Provider Warrant Shares”) of the Company’s Common Stock at a weighted average exercise price of $6.41 per share. The Content Provider Warrants have a weighted average contractual term of 6.45 years. The exercise price and number of Content Provider Warrant Shares are subject to adjustment for any stock dividend, stock split, stock combination, recapitalization, reclassification, reorganization or other similar event.

Sale of Additional 12% Senior Secured Convertible Notes

On July 20, 2016, the Company entered into Purchase Agreements with certain additional purchasers (the “Additional Secured Buyers”), pursuant to which the Additional Secured Buyers purchased Secured Notes of the Company (the “Additional Secured Notes”) in the aggregate principal amount of $150,000 (before deducting placement agent fees and expenses of $16,605) (the “Third Convertible Note Offering”).

The Company used the net proceeds from the Third Convertible Note Offering for working capital and general corporate purposes.

The Additional Secured Notes will be secured by a security interest in and lien on all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries, including the Company’s intellectual and technology property pursuant to the terms of a security agreement (in this case, the “Security Agreement”) among the Company and the Additional Secured Buyers. The security interest in and liens on all assets and property of the Company will be a first priority security interest pari passu with the holders of the Secured Notes.

The Additional Secured Notes have an aggregate principal balance of $150,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Additional Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Additional Secured Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Additional Secured Notes. Upon the closing of a financing (in this case, a “Qualified Offering”) by the Company during the term of the Additional Secured Notes involving the sale of at least $15,000,000 in Equity Financing Securities, all of the outstanding principal amount of the Additional Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Third Units”) at a conversion price per Third Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00. At any time prior to a Mandatory Conversion, the holders of the Additional Secured Notes may convert all or part of the outstanding principal amount of the Additional Secured Notes, together with accrued and unpaid interest due thereon, into Third Units at a conversion price of $2.00 per Unit (in this case, an “Optional Conversion”). Each Third Unit will consists of one share (the “Third Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Third Unit Warrants”) to purchase one additional share (the “Third Unit Warrant Shares”) of the Company’s Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Additional Secured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Additional Secured Notes, the entire unpaid principal balance of the Additional Secured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of an Additional Secured Note will be entitled to receive, pari passu with the other holders of the Secured Notes and Additional Secured Notes, and in preference to the holders of the Company’s other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder’s Additional Secured Note. The conversion price and number of Third Units issuable upon conversion of the Additional Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

Pursuant to the terms of a Placement Agency Agreement (in this case, the “Placement Agency Agreement”) between the Company and the placement agent for the Third Convertible Note Offering (in this case, the “Placement Agent”), in connection with the closing of the Third Convertible Note Offering, the Placement Agent was paid a commission of an aggregate of $15,000. In addition, the Placement Agent, or its designees, will receive warrants to purchase a number of shares of Common Stock equal to 10% of the number of Third Unit Shares into which Additional Secured Notes sold in the Third Convertible Note Offering to Additional Secured Buyers introduced to the Third Convertible Note Offering by the Placement Agent, and 8% of the number of Third Unit Shares into which Additional Secured Notes sold in the Third Convertible Note Offering to Additional Secured Buyers introduced to the Third Convertible Note Offering by the Company or its representatives, are converted upon a Mandatory Conversion, with a term of 5 years and an exercise price per share equal to the exercise price of the Third Unit Warrant Shares issued to Additional Secured Buyers introduced to the Third Convertible Note Offering by the Placement Agent upon a Mandatory Conversion (“Additional Placement Agent Warrants”).

The Third Unit Warrants, to be received upon conversion of the Additional Secured Notes, provide for the purchase of shares of the Company’s Common Stock an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. The Third Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Third Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company granted registration rights to each Additional Secured Buyer with respect to the Third Unit Shares and Third Unit Warrant Shares, and to the Placement Agent, with respect to the Common Stock issuable upon exercise of the Additional Placement Agent Warrants, in each case on a pari passu basis with, and upon substantially the same terms as the registration rights granted to, the investors in a Qualified Offering.

Default on Secured Notes

On October 12, 2016, October 15, 2016, November 26, 2016, December 7, 2016, December 20, 2016 and January 20, 2017, the principal and any accrued and unpaid interest on our outstanding Secured Notes and Additional Secured Notes in the principal amount of an aggregate of $2,515,000 became due and payable. We were unable to repay the noteholders at that time. Pursuant to the terms of the Secured Notes and Additional Secured Notes, our failure to pay any principal or interest within five (5) days of the date such payment was due constituted an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes and Additional Secured Notes increased to 15%. In addition to other remedies available to the noteholders, our obligation to repay amounts due under the Secured Notes and Additional Secured Notes is secured by a first priority security interest in and lien on all of our assets and property, including our intellectual property.

We are actively seeking sources of equity or debt financing in order to support our operations. If we are able to secure adequate financing, we intend to attempt to negotiate certain amendments to the Secured Notes with the noteholders. However, if adequate funds are not available to us on acceptable terms, or at all, we will be unable to restart operations.

Receipt of Wells Notice

On July 19, 2017, we received a “Wells Notice” from the staff (the “Staff”) of the SEC. The Wells Notice provides notification to the Company that the Staff has made a preliminary determination to recommend that the SEC institute administrative proceedings against the Company pursuant to Sections 12(j) and 12(k) of the Exchange Act, based solely upon the Company’s failure to comply with its reporting obligations under Section 13(a) of the Exchange Act. Sections 12(j) grants the SEC the right, after notice and opportunity for a hearing, to revoke the registration of a security. Section 12(k) grants the SEC the right to suspend trading in a security.

In accordance with SEC rules, on August 25, 2017, the Company made a written submission to the SEC in response to the Wells Notice, in which, among other things, it conveyed the Company’s present intention to file the delinquent reports and become current with its SEC filing requirements and, as such, set forth the reasons why the proposed enforcement action should not be filed. While no assurances can be made, the Company believes that, as a result of making these filings, the SEC will have no further reason to institute the proposed administrative proceedings, or, if instituted, to continue such proceedings. However, there can be no assurance that the SEC will not bring an enforcement action against the Company, which could result in a trading suspension of the Company’s common stock and the de-registration of the Company’s securities under the Exchange Act. Administrative proceedings, if instituted, will be held before an administrative law judge.

In order to file the delinquent reports, the Company needs to obtain adequate financing.

Defaults on Vendor Agreements

As of September 27, 2016, our Data License and Services Agreement (the “Rovi Agreement”) with Rovi Data Solutions, Inc. and Veveo, Inc. (collectively, “Rovi”) terminated as a result of our failure to pay Rovi past due balances for the services they provided under the Rovi Agreement.

We are in default under our Distribution Agreement (the “MediaNet Agreement”) with MusicNet, Inc., d/b/a MediaNet Digital, Inc. (“MediaNet”) as a result of our failure to pay MediaNet past due balances for the services they provided under the MediaNet Agreement. To date, we have not received a notice of default from MediaNet. The Company intends to cure the default once it is adequately funded.

On October 12, 2016, we received a notice of default from Zuora, Inc. (“Zuora”) confirming that the Company is in default under its Master Subscription Agreement with Zuora (the “Zuora Agreement”) as a result of our failure to pay Zuora past due balances for the services they provided under the Zuora Agreement. The Company intends to cure the default once it is adequately funded.

We are in default under our Sponsorship Agreement (the “Live Nation Agreement”) with Live Nation Marketing, Inc. (“Live Nation”) as a result of the Company’s failure to pay Live Nation past due balances for the services they provided under the Live Nation Agreement. To date, we have not received a notice of default from Live Nation. The Company intends to cure the default once it is adequately funded.

As of this date, we are in default of all of our vendor agreements as a result of not making the required payments.

Results of Operations

Three Month Period Ended June 30, 2016 Compared to Three Month Period Ended June 30, 2015

Revenues

We have not generated any material revenues for the three months ended June 30, 2016 or 2015.

Operating Expenses

Overview

Total operating expenses for the three month periods ended June 30, 2016 and 2015 were $2,708,329 and $2,778,700, respectively. The decrease in total operating expenses of $70,371, or approximately 2.5%, was primarily related to a decrease in research and development costs. The aforementioned decrease was partially offset by an increase in general and administrative costs.

Research and Development Expenses

For the three month periods ended June 30, 2016 and 2015, research and development expenses were $1,223,466 and $2,156,198, respectively. Research and development expenses decreased by $932,732, or approximately 43%, primarily due to a decrease in compensation costs related to our employee base as we experienced financial difficulties in 2016 and had to decrease our staffing and technical spending.

General and Administrative Expenses

For the three month periods ended June 30, 2016 and 2015, general and administrative expenses were $1,408,924 and $454,953 respectively. General and administrative expenses increased by $953,971, or approximately 210%, primarily due to an increase in legal costs related to raising capital for a financing that didn’t close, non-cash expense for Content Provider Warrants issued to the three major music labels and an increase in compensation costs relate to the hiring of James Urie as Interim Chief Executive Officer.

Stock based Compensation Expenses

For the three month periods ended June 30, 2016 and 2015, stock based compensation expenses were $71,000 and $160,579, respectively, a decrease of $89,579 or 56%. The decrease was primarily due to the issuance of stock options to employees.

Other Income (Expense)

For the three month periods ended June 30, 2016 and 2015, other expense was $2,255,526 and $1,075,096, respectively. Other expense increased due to a change in the fair value of derivative liabilities and interest expense related to amortization of the debt discount, partially offset by a decrease in the extinguishment of derivative liabilities.

Six Month Period Ended June 30, 2016 Compared to Six Month Period Ended June 30, 2015

Revenues

We have not generated any material revenues for the six months ended June 30, 2016 or 2015.

Operating Expenses

Overview

Total operating expenses for the six month periods ended June 30, 2016 and 2015 were $4,981,102 and $4,581,057, respectively. The increase in total operating expenses of $400,045, or approximately 8.7%, was primarily related to an increase in general and administrative expenses offset by a decrease in research and development.

Research and Development Expenses

For the six month periods ended June 30, 2016 and 2015, research and development expenses were $2,889,067 and $3,566,169, respectively. Research and development expenses decreased by $677,102, or approximately 19%, primarily due to a decrease in compensation costs related to our employee base as we experienced financial difficulties in 2016 and had to decrease our staffing and technical spending.

General and Administrative Expenses

For the six month periods ended June 30, 2016 and 2015, general and administrative expenses were $1,934,006 and $824,023, respectively. General and administrative expenses increased by $1,109,983, or approximately 135%, primarily due to payments to the major music labels, an increase in costs related to raising capital for a financing that did not close and an increase in compensation costs.

Stock based Compensation Expenses

For the six month periods ended June 30, 2016 and 2015, stock based compensation expense were $147,966 and $173,805, respectively. Stock based compensation expenses decreased by approximately $25,839, or 15%, due to a year over year decrease in options granted and the associated expense to be recognized on those grants.

Other Income (Expense)

For the six month periods ended June 30, 2016 and 2015, other income (expense) was $988,972 and $1,272,842, respectively. Other income decreased by $283,870 primarily due to a lower increase in the fair value of derivative liabilities, an increase in interest expense and a loss on issuance of convertible debt.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2016, cash and cash equivalents were approximately $144, as compared to $734 at December 31, 2015.

As of June 30, 2016, we had a working capital deficit of $9,258,527. As of December 31, 2015, we had a working capital deficit of $4,288,488. The increase of $4,970,039, or approximately 116%, in working capital was attributable to an increase in accounts payable, accrued and other current liabilities, and accrued derivative liabilities.

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

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016 we entered into Purchase Agreements with certain Unsecured Note Buyers, pursuant to which the Unsecured Note Buyers purchased Unsecured Notes in the aggregate principal amount of $2,113,500 (before deducting fees and expenses of approximately $45,000).

On April 12, 2016, April 15, 2016, May 26, 2016 and June 7, 2016, we entered into Purchase Agreements with certain Secured Note Buyers, pursuant to which the Secured Buyers purchased Secured Notes in the aggregate principal amount of $2,365,000 (before deducting placement agent fees and expenses of approximately $265,849).

On July 20, 2016, we entered into Purchase Agreements with certain Additional Secured Note Buyers, pursuant to which the Additional Secured Note Buyers purchased Additional Secured Notes in the aggregate principal amount of $150,000 (before deducting placement agent fees and expenses of approximately $16,605).

Our agreements with UMG and SME have been terminated and we are in default of our agreement with Warner. If we are able to secure adequate financing, we intend to enter into revised agreements with UMG, SME and Warner. We also plan to enter into content licensing agreements with certain independent music labels, music publishers and publisher rights organizations. The cost of entering into our previous content licensing agreements with major music labels, publisher rights organizations and publishers including legal and consulting fees was approximately $9,000,000, the majority of which was initial prepayments to content providers. If we are able to secure adequate financing, we expect the initial prepayments to content providers to be significantly lower than the previous $9,000,000. If we are able to secure adequate financing, we intend to have a dedicated team of software engineers, led by our Chief Technology Officer and Chief Operating Officer, working on enhancing the technology platform, as well as the iOS and Android applications and the CÜR Music website.

Not including non-cash expenses, we have spent approximately $19,700,000 on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, for the time period since the Contribution in January 2014 through the second quarter of 2016. Of the total $19,700,000, a total of approximately $14,700,000 is related to research and development and approximately $5,000,000 is related to general and administrative costs. In addition to the aforementioned costs, we expect to pay approximately $3,000,000 as prepayments in connection with the agreements that we plan to have with the major music labels, independent labels and publishers

In order to bring CÜR Music to market, we need to raise a substantial amount of capital to implement our business plan, market CÜR Music, pay content license costs, and for general working capital. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business, or seek a similar transaction. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,500,757 for the six month period ended June 30, 2016, as compared to net cash used of $4,035,345 for the six month period ended June 30, 2015. The decrease of $1,534,588, or approximately 38%, in net cash used in operations was primarily due to an increase in accrued and other current liabilities of $1,388,689, and an increase in accounts payable of $771,788, an increase in non-cash interest expense of $1,220,931, offset by an increase in net loss of $2,661,136.

Net Cash Provided by (Used in) Investing Activities

During the six month periods ended June 30, 2016 and 2015, net cash provided by and used in investing activities was $0 and $17,598, respectively. The current year decrease was due to the company not spending any funds on equipment.

Net Cash Provided by Financing Activities

During the six month period ended June 30, 2016 and 2015, we received $2,506,000 and $2,819,366, respectively, in proceeds from the sale of convertible notes. In the six months ended June 30, 2016 and 2015, payments on notes payable were $5,833 and $14,846, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures existing as of June 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

During our second fiscal quarter, and through the date hereof, the following changes occurred in our internal control over financial reporting:

•	On April 28, 2016, Jay Samit resigned as a member of our Board. As a result of his resignation, Mr. Samit relinquished his roles as a member of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee.

•	On April 29, 2016, the title of our President, Chief Executive Officer and Chairman of the Board, Thomas Brophy, changed to Founder, and the duties of President, Chief Executive Officer and Chairman of the Board were assumed by James Urie (as further described below). Mr. Brophy continues as a member of our Board.

•	On April 29, 2016, our Board appointed James Urie as our Executive Chairman of the Board and as our Interim President and Interim Chief Executive Officer, to assume the duties previously performed by Mr. Brophy, to serve until his successor shall be duly appointed, unless he resigns, is removed from office, or is otherwise disqualified from serving as an officer and a director of the Company.

•	On April 29, 2016, our Board appointed William Campbell, a director of ours, to serve as our Chief Strategy Officer.

•	On August 11, 2016, Sanjan Dhody resigned as a member of the Board. As a result of his resignation, Mr. Dhody relinquished his roles as a member of our Compensation Committee, our Nominating and Corporate Governance Committee and our Audit Committee, including as our “audit committee financial expert.” Following Mr. Dhody’s resignation, we had no directors that would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2), or that meet the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

•	On August 12, 2016, James Urie resigned as Executive Chairman of the Board. He also resigned as our Interim President and Interim Chief Executive Officer as of such date. As a result of his resignation, Mr. Urie has relinquished his role as the Company’s “Principal Executive Officer” for Securities and Exchange Commission (“SEC”) reporting purposes.

•	On August 16, 2016, we terminated Kelly Sardo as our Chief Financial Officer and Treasurer. As a result of her termination as Chief Financial Officer and Treasurer, Ms. Sardo no longer serves as the Company’s “Principal Financial Officer” for SEC reporting purposes. At this time, Ms. Sardo continues to serve as our Secretary.

•

On August 16, 2016, we terminated William Campbell as our Chief Strategy Officer, John Egazarian as our Chief Operating Officer, Michael Betts as our Chief Technology Officer, J.P. Lespinasse as our Chief Marketing Officer and Joseph LaPlante as our Chief Content Officer.

•	On August 16, 2016, we were forced to lay off all of our employees and cease significant operations.

•	On August 20, 2016, William Campbell resigned as a member of the Board.

•	On October 31, 2017, Thomas Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and our “Principal Executive Officer and Principal Financial Officer” for SEC reporting purposes.

As a result of the foregoing changes in management, we now have only one director, Thomas Brophy, on our Board. In addition, we no longer have a properly constituted Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee.

These changes, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, were identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2016.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are in default under our Master Multiple Services Agreement (the “Digitas Agreement “) with Digitas, Inc. (“Digitas”) as a result of the Company’s failure to pay Digitas past due balances for the services they provided under the Digitas Agreement. Digitas has filed a claim against us for an aggregate of $650,000. We are in the process of negotiating a settlement with Digitas.

Certain of our former employees have filed claims against the Company for payment of unpaid wages totaling $50,000. In addition, the Company has agreed to settlements on claims totaling $237,343. The Company expects to pay these claims and settlements once adequate financing has been secured.

Cybercoders, Inc. (“Cybercoders”), a recruiter we used in connection with certain employee placements, has filed a claim against the Company for failure to pay Cybercoders past due balances for the services they provided. The Company and Cybercoders have agreed to a settlement amount of $5,000.

24G, LLC (“24G”), a consultant that provided us with marketing services, has filed a claim against the Company for failure to pay 24G past due balances in the amount of $71,898 for the services they provided. The Company intends to settle once it is adequately funded.

A consultant that provided us with software development services, has filed a claim against the Company for failure to pay past due balances for the services provided. A judgment was entered and recorded in the Circuit Court for Montgomery County, Maryland for $60,000.

An attorney for iTexico LLC (“iTexico”), a software developer we used, has contacted the Company in an effort to collect $53,750 of past due balances iTexico claims it is owed for the services they provided.

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

Issuance of Shares to Outside Legal Counsel

On April 18, 2016, we issued 66,153 shares of our Common Stock to our outside legal counsel as payment of $118,347 of the Company’s outstanding legal fees.

The issuances of the securities in connection with this transaction were exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Closing of Third Convertible Note Offering

On July 20, 2016, the Company entered into Purchase Agreements with the Additional Secured Note Buyers, pursuant to which the Additional Secured Note Buyers purchased Additional Secured Notes in the aggregate principal amount of $150,000 (before deducting placement agent fees and expenses of $16,605). See the disclosure under “Part II – Other Information -- Item 5. Other Information -- Third Convertible Note Offering” below, which disclosure is incorporated herein by reference.

The issuances of the securities in connection with this transaction were exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D and/or Regulation S as promulgated by the SEC under of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

Issuance of Additional Anti-Dilution Shares

With the issuance of the Unsecured Notes, the Anti-Dilution Rights of certain of our shareholders were triggered and the holders of the Non-Participating Original Warrants were due to receive, as of May 24, 2016, (i) an aggregate of 20,174 additional shares of Common Stock, (ii) a reduction in the price of their PPO Warrants from $23.01 per share to $20.50 per share, and (iii) an aggregate of 20,174 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $20.50 per share. These shares are considered to be outstanding, but have not yet been physically issued.

The issuances of the securities in connection with this transaction were exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D and/or Regulation S as promulgated by the SEC under of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

Stock Option Grants

On April 29, 2016, we issued an aggregate of 67,307 non-statutory stock options under our 2015 Plan to employees of the Company at an exercise price of $2.75 per share, the closing sale price of our Common Stock on the OTC Markets OTC marketplace on the date of grant.

The issuances of the non-statutory stock options in connection with these transactions were exempt from registration under Rule 701 under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On October 12, 2016, October 15, 2016, November 26, 2016, December 7, 2016, December 20, 2016 and January 20, 2017, the principal and any accrued and unpaid interest on our outstanding Secured Notes and Additional Secured Notes in the aggregate principal amount of $2,515,000 became due and payable. We were unable to repay the noteholders at that time. Pursuant to the terms of the Secured Notes and Additional Secured Notes, our failure to pay any principal or interest within 5 days of the date such payment is due will constitute an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes and Additional Secured Notes increased to 15%. In addition to other remedies available to the noteholders, our obligation to repay amounts due under the Secured Notes and Additional Secured Notes is secured by a first priority security interest in and lien on all of our assets and property, including our intellectual property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Termination of Officers

On August 16, 2016, we terminated Kelly Sardo as our Chief Financial Officer and Treasurer. As a result of her termination as Chief Financial Officer and Treasurer, Ms. Sardo no longer serves as the Company’s “Principal Financial and Accounting Officer” for SEC reporting purposes. At this time, Ms. Sardo continues to serve as our Secretary.

In addition, on August 16, 2016, we terminated William Campbell as our Chief Strategy Officer, John Egazarian as our Chief Operating Officer, Michael Betts as our Chief Technology Officer, J.P. Lespinasse as our Chief Marketing Officer and Joseph LaPlante as our Chief Content Officer.

On August 16, 2016, we were forced to lay off all of our employees and cease significant operations.

Third Convertible Note Offering

On July 20, 2016, the Company entered into Purchase Agreements with the Additional Secured Note Buyers, pursuant to which the Additional Secured Buyers purchased the Additional Secured Notes in the aggregate principal amount of $150,000 (before deducting placement agent fees and expenses of $16,605).

The Company used the net proceeds from the Third Convertible Note Offering for working capital and general corporate purposes.

The Additional Secured Notes will be secured by a security interest in and lien on all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries, including the Company’s intellectual and technology property pursuant to the terms of a Security Agreement among the Company and the Additional Secured Buyers. The security interest in and liens on all assets and property of the Company will be a first priority security interest pari passu with the holders of the Secured Notes.

The Additional Secured Notes have an aggregate principal balance of $150,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Additional Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Additional Secured Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Additional Secured Notes. Upon the closing of a Qualified Offering by the Company during the term of the Additional Secured Notes involving the sale of at least $15,000,000 in Equity Financing Securities, all of the outstanding principal amount of the Additional Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert into Third Units at a conversion price per Third Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00. At any time prior to a Mandatory Conversion, the holders of the Additional Secured Notes may convert all or part of the outstanding principal amount of the Additional Secured Notes, together with accrued and unpaid interest due thereon, into Third Units at a conversion price of $2.00 per Unit. Each Third Unit will consists of one Third Unit Share of the Company’s Common Stock, and one Third Unit Warrant to purchase one additional Third Unit Warrant Shares of the Company’s Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Additional Secured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Additional Secured Notes, the entire unpaid principal balance of the Additional Secured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of an Additional Secured Note will be entitled to receive, pari passu with the other holders of the Secured Notes and Additional Secured Notes, and in preference to the holders of the Company’s other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder’s Additional Secured Note. The conversion price and number of Third Units issuable upon conversion of the Additional Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

Pursuant to the terms of a Placement Agency Agreement between the Company and the Placement Agent for the Third Convertible Note Offering, in connection with the closing of the Third Convertible Note Offering, the Placement Agent was paid a commission of an aggregate of $15,000. In addition, the Placement Agent, or its designees, will receive warrants to purchase a number of shares of Common Stock equal to 10% of the number of Third Unit Shares into which Additional Secured Notes sold in the Third Convertible Note Offering to Additional Secured Buyers introduced to the Third Convertible Note Offering by the Placement Agent, and 8% of the number of Third Unit Shares into which Additional Secured Notes sold in the Third Convertible Note Offering to Additional Secured Buyers introduced to the Third Convertible Note Offering by the Company or its representatives, are converted upon a Mandatory Conversion, with a term of 5 years and an exercise price per share equal to the exercise price of the Third Unit Warrant Shares issued to Additional Secured Buyers introduced to the Third Convertible Note Offering by the Placement Agent upon a Mandatory Conversion.

The Third Unit Warrants, to be received upon conversion of the Additional Secured Notes, provide for the purchase of shares of the Company’s Common Stock an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. The Third Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Third Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company granted registration rights to each Additional Secured Buyer with respect to the Third Unit Shares and Third Unit Warrant Shares, and to the Placement Agent, with respect to the Common Stock issuable upon exercise of the Additional Placement Agent Warrants, in each case on a pari passu basis with, and upon substantially the same terms as the registration rights granted to, the investors in a Qualified Offering.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

4.1	4.5	Form of 12% Senior Secured Convertible Promissory Note (Second Convertible Note Offering) (1)
4.2	4.6	Form of Unit Warrant (Second Convertible Note Offering) (1)
4.3	4.7	Form of Placement Agent Warrant (Second Convertible Note Offering) (1)
4.4	*	Form of 12% Senior Secured Convertible Promissory Note (Third Convertible Note Offering)
4.5	*	Form of Unit Warrant (Third Convertible Note Offering)
4.6	*	Form of Placement Agent Warrant (Third Convertible Note Offering)
10.1	10.31	Placement Agent Agreement by and between the Registrant and Katalyst Securities LLC (Second Convertible Note Offering) (1)
10.2	10.32	Form of Securities Purchase Agreement among the Registrant and the investors party thereto (Second Convertible Note Offering) (1)
10.3	10.33	Escrow Agreement by and among the Registrant, Katalyst Securities LLC and Delaware Trust Company, as escrow agent (Second Convertible Note Offering) (1)
10.4	10.34	Form of Security Agreement among the Registrant and the secured parties (Second Convertible Note Offering) (1)
10.5	*	Placement Agent Agreement by and between the Registrant and Katalyst Securities LLC (Third Convertible Note Offering)
10.6	*	Form of Securities Purchase Agreement among the Registrant and the investors party thereto (Third Convertible Note Offering)
10.7	*	Escrow Agreement by and among the Registrant, Katalyst Securities LLC and Delaware Trust Company, as escrow agent (Third Convertible Note Offering)
10.8	*	Form of Security Agreement among the Registrant and the secured parties (Third Convertible Note Offering)
31.1/31.2	*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith

(1)	Filed with the SEC on April 14, 2016, as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2015, which exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CÜR MEDIA, INC.

Dated: October 31, 2017	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

4.1	4.5	Form of 12% Senior Secured Convertible Promissory Note (Second Convertible Note Offering) (1)
4.2	4.6	Form of Unit Warrant (Second Convertible Note Offering) (1)
4.3	4.7	Form of Placement Agent Warrant (Second Convertible Note Offering) (1)
4.4	*	Form of 12% Senior Secured Convertible Promissory Note (Third Convertible Note Offering)
4.5	*	Form of Unit Warrant (Third Convertible Note Offering)
4.6	*	Form of Placement Agent Warrant (Third Convertible Note Offering)
10.1	10.31	Placement Agent Agreement by and between the Registrant and Katalyst Securities LLC (Second Convertible Note Offering) (1)
10.2	10.32	Form of Securities Purchase Agreement among the Registrant and the investors party thereto (Second Convertible Note Offering) (1)
10.3	10.33	Escrow Agreement by and among the Registrant, Katalyst Securities LLC and Delaware Trust Company, as escrow agent (Second Convertible Note Offering) (1)
10.4	10.34	Form of Security Agreement among the Registrant and the secured parties (Second Convertible Note Offering) (1)
10.5	*	Placement Agent Agreement by and between the Registrant and Katalyst Securities LLC (Third Convertible Note Offering)
10.6	*	Form of Securities Purchase Agreement among the Registrant and the investors party thereto (Third Convertible Note Offering)
10.7	*	Escrow Agreement by and among the Registrant, Katalyst Securities LLC and Delaware Trust Company, as escrow agent (Third Convertible Note Offering)
10.8	*	Form of Security Agreement among the Registrant and the secured parties (Third Convertible Note Offering)
31.1/31.2	*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith

(1)	Filed with the SEC on April 14, 2016, as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2015, which exhibit is incorporated herein by reference.

