Form 10-K
period 2016-12-31
CUR MEDIA, INC.
filed 2018-01-29
CIK 1556226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-55346

CÜR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0375741
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o CKR Law, LLP 1330 Avenue of the Americas, 14th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 259-7300
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2016, there were 2,526,663 shares of the registrant's common stock, par value $0.0001 per share, issued and outstanding. Of these, approximately 1,731,000 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on June 30, 2016 was approximately $2,527,260, based on the closing sale price of $1.46 per share for the registrant's common stock as quoted on the OTC Markets OTCQB marketplace.

As of January 24, 2018, there were 2,526,663 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding, 20,174 of which had not yet been issued

  DOCUMENTS INCORPORATED BY REFERENCE

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

Upon effectiveness of the Reverse Stock Split, every thirteen (13) outstanding shares of our Common Stock ("Old Common Stock") were, without any further action by us, or any holder thereof, combined into and automatically became one (1) share of our Common Stock ("New Common Stock"). Any fractional shares were rounded up to one whole common share. All shares of Common Stock eliminated as a result of the Reverse Stock Split have been cancelled such that they have been returned to our authorized and unissued capital stock, and our capital has been reduced by an amount equal to the par value of the Old Common Stock so retired.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	Our ability to attract and retain management with experience in digital media including digital music streaming, and similar emerging technologies;

•	Our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and performance rights organizations;

•	Our expectations regarding market acceptance of our products in general, and our ability to penetrate the digital music streaming market in particular;

•	The scope, validity and enforceability of our and third party intellectual property rights;

•	Our ability to comply with governmental regulation

•	The intensity of competition; and

•	Changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas.

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

All references in this Annual Report to the "Company", "CÜR Media", "we", "us", or "our", are to CÜR Media, Inc., a Delaware corporation, and its consolidated subsidiary, CÜR Media, LLC, a Connecticut limited liability company.

PART I

ITEM 1. BUSINESS

History

We were incorporated in the State of Delaware as Duane Street Corp. on November 17, 2011. Our original business was manufacturing and marketing baby products. Prior to the Contribution (as defined below), our Board of Directors determined to discontinue operations in this area and to seek a new business opportunity.

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

As a result of the Contribution, CÜR Media, LLC became our wholly owned subsidiary, and we adopted the business of CÜR Media, LLC, which is to develop and commercialize a streaming music application for listening on mobile devices and the web (the “Music Streaming Business”), as our sole line of business.

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

Further, on January 31, 2014, our Board of Directors authorized a 1.26953123-for-1 forward split of our Common Stock, in the form of a dividend, pursuant to which each holder of our Common Stock as of the record date received 1.19260815 additional shares of Common Stock for each one share owned.

In early 2016, the Company entered into agreements ("Music Label Agreements") with certain music labels including Universal Music Group (“UMG”), Sony Music Entertainment (“SME”) and Warner Music Group (WMG and, together with UMG and SME, the "Music Labels"), pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with CÜR Music, the music streaming product we are developing (“CÜR Music”), within the United States and its territories, commonwealths, and possessions. However, we defaulted on the Music Label Agreements as a result of our failure to pay advances due to the Music Labels pursuant to such agreements, and two of the Music Label Agreements were subsequently terminated.

On February 16, 2016, we effected a 1-for-13 Reverse Stock Split of our outstanding shares of Common Stock. Share and per share numbers in this report relating to our Common Stock have been retrospectively adjusted to give effect to this Reverse Stock Split, unless otherwise stated.

As of August 2016, we had laid off all of our employees and ceased significant operations, other than capital raising activities intended to continue our Music Streaming Business. These capital-raising activities were led by our Founder and then-sole director, Thomas Brophy.

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

In accordance with SEC rules, on August 25, 2017, we made a written submission to the SEC in response to the Wells Notice, in which, among other things, we conveyed the Company’s present intention to file the delinquent reports and become current with our SEC filing requirements and, as such, set forth the reasons why the proposed enforcement action should not be filed. While no assurances can be made, we believe that, as a result of making these filings, the SEC will have no further reason to institute the proposed administrative proceedings, or, if instituted, to continue such proceedings. However, there can be no assurance that the SEC will not bring an enforcement action against the Company, which could result in a trading suspension of our Common Stock and the de-registration of the Company’s securities under the Exchange Act.

On September 11, 2017, we entered into a term sheet (the “Term Sheet”) with CUR Holdings, Inc., a Delaware corporation (“CUR Holdings”) pursuant to which the Company and CUR Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed administrative proceedings, or, if instituted, will discontinue such proceedings (“SEC Clearance”), CUR Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the Board of Directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed administrative proceedings against the Company, and such proceedings result in the revocation of the registration of our Common Stock under the Exchange Act (“SEC Revocation”), the Company and CUR Holdings will, subject to any required shareholder approval, enter into an asset purchase and sale transaction, pursuant to which CUR Holdings will acquire all of the intellectual property and other assets and liabilities constituting our Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the Board of Directors of the Company and CUR Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

In anticipation of the Combination Transaction, on November 16, 2017, CUR Holdings consummated an initial closing (the “Initial Closing”) of its private placement offering (the “Preferred Stock Unit Offering”), to certain “accredited investors” (each, a “Unit Purchaser” and, collectively, the “Unit Purchasers”), intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D and/or Regulation S promulgated thereunder, of a minimum of $6,000,000 (the “Minimum Amount”) of units of securities of CUR Holdings (each, a “Preferred Stock Unit” and, collectively, the “Preferred Stock Units”), at a purchase price of $5.15 per Preferred Stock Unit (other than with respect to the assignment and transfer to CUR Holdings of the Standard Holdings Note (as defined below) and the Line of Credit Note, as defined below), with each Preferred Stock Unit consisting of (a) one (1) share of Series A convertible preferred stock of CUR Holdings (each, a “Unit Share” and collectively, the “Unit Shares”), and (b) a 5-year warrant (each, a “Unit Warrant” and collectively, the “Unit Warrants”) to purchase 6.5087 shares of common stock of CUR Holdings, at an exercise price of $1.00 per each full share.

$1,000,000 of the Minimum Amount reflected the assignment and transfer to CUR Holdings by CUR Holdings, LLC of (a) a Six-Month Line of Credit Promissory Note made by the Company to CUR Holdings, LLC in the principal amount of $685,000 (the “Line of Credit Note”), and (b) a Secured Non-Recourse Promissory Note made by a third-party to CUR Holdings, LLC, in the principal amount of $315,000 (the “Standard Holdings Note” and, together with the Line of Credit Note, the “Assigned Notes”), which assignment and transfer counted towards the achievement of the $6,000,000 Minimum Amount.

In connection with the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for (a) gross proceeds of $5,154,361, and (b) the assignment of the Assigned Notes, in the aggregate principal amount of $1,000,000.

In connection with the Initial Closing of the Preferred Stock Unit Offering, a U.S. broker-dealer registered with FINRA, engaged on a non-exclusive basis as placement agent for the Preferred Stock Unit Offering (the “Placement Agent”), received a cash commission of $115,436, and warrants (“Placement Agent Warrants”) to purchase (a) 22,415 shares of Series A Preferred Stock of CUR Holdings, with a term of five (5) years and an exercise price of $5.15 per share, and (b) 145,893 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price of $1.00 per share.

Simultaneously with the closing of the Preferred Stock Unit Offering, CUR Holdings consummated a private placement offering (the “$2.5 Million Note Offering” and, together with the Preferred Stock Unit Offering, the “CUR Holdings Offerings”), to one “accredited investor” (the “New Note Purchaser”), intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder, of (a) a 12% senior secured promissory note of CUR Holdings, in the principal amount of $2,500,000 (the “New Note”), with a term of twelve (12) months, at a purchase price of 100% of the face value amount of the New Note, and (b) 10-year warrants (the “New Note Warrants”) to purchase 1,000,000 shares of common stock of CUR Holdings, at an exercise price per share of $0.0001.

In connection with the closing of the $2.5 Million Note Offering, the Placement Agent received a cash commission of $250,000, and warrants (“Second Placement Agent Warrants”) to purchase 383,800 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price of $0.0001 per share.

The net proceeds from the CUR Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the CUR Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels sufficient to allow CUR Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the CUR Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, to be negotiated into structured settlements, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

In addition, simultaneously with the Initial Closing of the Preferred Stock Unit Offering, the holders (the “Secured Noteholders”) of all of the Company’s existing 12% senior secured convertible promissory notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203 (each, a “Secured Note” and, collectively, the “Secured Notes”), assigned, conveyed, transferred and set over to CUR Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of CUR Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00.

In connection with the Secured Note Assignment Transaction, (a) CUR Holdings issued 1,538,102 Secured Note Conversion Units, consisting of 1,538,102 Secured Note Conversion Shares, and 1,538,102 Secured Note Conversion Warrants, and (b) Holdings became the sole payee under the Secured Notes.

In connection with the Secured Note Assignment Transaction, the Placement Agent, received warrants (“Third Placement Agent Warrants”) to purchase (a) 86,377 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price of $2.00 per share, and (b) 86,377 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price of $1.00 per share.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, CUR Holdings entered directly into content licensing agreements (“New Music Label Agreements”) with the Music Labels. Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings paid advances due to the Music Labels under the New Music Label Agreements (“Label Advances”) in the aggregate amount of $2,500,000. In addition, CUR Holdings issued the Music Labels warrants to purchase an aggregate of 1,750,000 shares of common stock of CUR Holdings, at an exercise price of $1.00 per share.

We joined one of the New Music Label Agreements, while the other two New Music Label Agreements provide CÜR Holdings with the right to sublicense its rights to the Company. The New Music Label Agreements enable the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with our Internet music service, CÜR Music.

On November 16, 2017, the Board of Directors of CUR Holdings increased the number of members constituting the Board of Directors from one (1) to three (3). The Board of Directors of CUR Holdings then appointed Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and a member of our Board of Directors, and Edward P. Swyer, a member of our Board of Directors, as members of the Board of Directors of CUR Holdings.

Immediately following the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings issued one (1) share of its Series B voting preferred stock (“Series B Preferred Stock”) to William F. Duker, the President and Treasurer of CUR Holdings, and a member of the Board of Directors of CUR Holdings. Pursuant to the Certificate of Designation of Series B Voting Preferred stock of CUR Holdings (the “Series B Certificate of Designation”), Mr. Duker, the holder of the Series B Preferred Stock, has the right (a) to elect the number of directors on the Board of Directors of CUR Holdings constituting the majority, and (b) to approve any merger (including the Merger), asset sale (including the Asset Transfer), or other fundamental transaction to be effected by CUR Holdings.

As mentioned above, if the Company receives SEC Clearance (or, at the discretion of the Board of Directors of the Company and CUR Holdings, as described above), the Company and CUR Holdings will consummate the Merger. The Company and CUR Holdings anticipate that the Merger, if consummated, will qualify as a tax-free reorganization under the U.S. Internal Revenue Code. The Company and CUR Holdings also anticipate that, if the Merger is consummated:

•	the stockholders of CUR Holdings will receive, in exchange for all of their issued and outstanding shares of capital stock of CUR Holdings (including all issued and outstanding shares of preferred stock of CUR Holdings), shares of the Company’s capital stock (including shares of Preferred Stock of the Company), at an exchange rate of 1-for-1, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants to purchase shares of common stock of CUR Holdings will be exchanged for warrants to purchase shares of the Company’s Common Stock, at the same ratio at which shares of outstanding capital stock of CUR Holdings are exchanged for shares of the Company’s capital stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	the principal and any accrued and unpaid interest due under the Company’s existing 12% unsecured convertible promissory notes (the “Unsecured Notes”) will convert into units of the Company’s securities, at a conversion price of $2.00 of principal and interest due under said note per unit, each consisting of (a) one (1) share of the Company’s Common Stock, and (b) a 5-year warrant to purchase one (1) share of the Company’s Common Stock for every share of the Company’s Common Stock received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will be assigned and transferred to the Company, and the Company will become the payee under such note;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by CUR Holdings;

•	the Company will assume the obligations under the $2,500,000 New Note; and

•	the Company will assume the New Music Label Agreements with the Music Labels.

As mentioned above, if there is an SEC Revocation of the Company’s Common Stock under the Exchange Act (or, at the discretion of the Board of Directors of the Company and CUR Holdings, as described above), the Company and CUR Holdings will consummate the Asset Transfer. The Company and CUR Holdings anticipate that, if the Asset Transfer is consummated:

•	the Company’s stockholders will receive, in exchange for all of the assets and liabilities constituting the Company’s Music Streaming Business, shares of capital stock of CUR Holdings, at a rate of 1-for-1 of equivalent classes of preferred and common stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants and stock options to purchase shares of the Company’s Common Stock will be exchanged for warrants and stock options to purchase shares of common stock of CUR Holdings, at the same ratio at which shares of the Company’s outstanding capital stock are exchanged for shares of capital stock of CUR Holdings, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	if necessary, the Board of Directors of CUR Holdings will adopt an Equity Incentive Plan (the “CUR Holdings EIP”) with such number of shares available under the CUR Holdings EIP that equals 15% of the fully diluted capitalization of CUR Holdings after giving effect to the Asset Transfer, covering outstanding stock options to purchase shares of the Company’s Common Stock, and for the future issuance, at the discretion of the Board of Directors of CUR Holdings, of incentive awards to officers, key employees, consultants and directors;

•	the principal and any accrued and unpaid interest due under the Company’s existing Unsecured Notes will convert into units of securities of CUR Holdings, at a conversion price of $2.00 per unit, each unit consisting of (a) one (1) share of common stock of CUR Holdings, and (b) a 5-year warrant to purchase one (1) share of common stock of CUR Holdings for every share of common stock of CUR Holdings received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will remain payable to CUR Holdings;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by CUR Holdings as partial consideration for the transfer to CUR Holdings of the assets and liabilities constituting the Company’s Music Streaming Business;

•	CUR Holdings will remain responsible for the obligations under the $2,500,000 New Note; and

•	any sublicenses under the New Music Label Agreements with the Music Labels will terminate, to the extent applicable.

Simultaneously with the closing of the CUR Holdings Offerings, shareholders representing at least fifty-one percent (51%) of the voting capital stock of each of the Company and CUR Holdings, and of the Unit Purchasers in the Preferred Stock Unit Offering and Secured Noteholders in the Secured Note Assignment transaction, entered into voting agreements, pursuant to which they agreed to vote in favor of the Combination Transaction, as applicable.

Our Business

CÜR Music, our CÜR-branded Internet music service, to be comprised of three progressively priced and increasingly functional tiers, will provide a paid subscription internet radio service offering listeners streaming music on the web and mobile devices. CÜR Music began as Raditaz, a free internet radio product, which was launched in 2012, and had iPhone and Android applications in addition to a website at www.raditaz.com. We took the Raditaz iPhone and Android applications, and our website, offline to focus our resources on the development of CÜR Music. As of the date of this Annual Report, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. We plan to launch CÜR Music in the second quarter of 2018.

Our Service

CÜR Music is intended to be a new social streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on mobile devices and the web. CÜR Music will target consumers who are seeking a more comprehensive music streaming service than current free, ad-supported music streaming products. Upon launching, two subscription levels will be offered for a monthly cost to the consumer of starting at $1.99 for the first subscription level and $4.99 for the second subscription level. A full on-demand product is being developed and will be available post launch.

As designed, the CÜR Music product includes a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, and with a limited on-demand offering. The limited on-demand offering is a CÜR8, eight songs chosen by the user for them to use on an on-demand basis. In addition, CÜR Music includes functionality that enables consumers to curate their playlists with photos and short personal videos and to share music with their friends. The product includes social features that allow users to follow and be followed by other users, view activity and listen to other users' limited on-demand CÜR8s.

Our primary business is CÜR Music, a music service that will give listeners access to millions of songs that can be listened to using CÜR Music's algorithmic internet radio stations, CÜR Music's genre and theme-based stations, and through CÜR Music's on-demand listening features. In addition to the ability to stream music, subscribers will be able to personalize their playlists, buy music downloads, share songs with friends and add photos and short personal videos to songs in their playlists and to songs in the sharing process.

Our business plan also includes a second revenue stream of personalized advertising, which we do not intend to interrupt a music stream, but targets a user's listening habits. We believe the advertising will be in the form of display ads, email and/or text messages. We intend to integrate personalized advertising into certain aspects of the CÜR Music product when we achieve a reasonable level of scale.

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

In early 2016, the Company entered into Music Label Agreements with certain Music Labels including UMG, SME and WMG, pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Company was not able to make initial payments required under the agreements when due. On September 20, 2016, our Music Label Agreements with SME and UMG were terminated as a result of our failure to pay SME and UMG the advances due pursuant to such agreements, respectively. The Company also defaulted on its Music Label Agreement with WMG as a result of its failure to pay WMG the advance due pursuant to such agreement.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, CUR Holdings entered directly into the New Music Label Agreements with the Music Labels. Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings paid the Label Advances to the Music Labels in the aggregate amount of $2,500,000. In addition, CUR Holdings issued the Music Labels warrants to purchase an aggregate of 1,750,000 shares of common stock of CUR Holdings, at an exercise price of $1.00 per share. We joined one of the New Music Label Agreements with one of the Music Labels, while the other two New Music Label Agreements provide CÜR Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements enable CUR Holdings and/or the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with our Internet music service, CÜR Music.

Now that the New Music Label Agreements are in place, we plan to have a team of software engineers, led by our management, working on enhancing the technology platform, as well as the iOS and Android applications and the CÜR Music website. We are currently fine-tuning the user interface and user experience of CÜR Music's iPhone, iPad and Android applications, our website, and our backend systems, and will continue to do so through launch. We plan to submit CÜR Music's iOS app and CÜR Music's Android app for approval by the iTunes App Store and the Google Play Store, respectively. We plan on developing the marketing timeline for marketing the launch of CÜR Music, which will include paid media, public relations, social media, event sponsorships and marketing through influencers. Success of those strategies will determine the amount of marketing spending allocated to each of these marketing strategies.

Not including non-cash expenses, we have spent approximately $21.6 million on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, for the time period since the Contribution in January 2014 through the date of this filing. Of the total $21.6 million, approximately $15.9 million is related to research and development and approximately $5.7 million is related to general and administrative costs. In addition to the aforementioned costs, we expect to pay approximately $4 million dollars as prepayments in connection with the agreements that we have with the major music labels, independent labels and publishers.

Source and Content

We entered into an agreement (the "Rovi Data License and Service Agreement") with Rovi Data Solutions and Veveo, Inc. ("Rovi") on July 1, 2014, a leading music data company, to utilize their platform for generating music playlists for CÜR Music users. Pursuant to the agreement, the Company acquired the limited, non-exclusive, non-transferable right to use, display, communicate, reproduce and transmit Rovi's data. In addition, Rovi was to provide custom development of search and voice capabilities to provide a robust music experience. The Rovi Data License and Service Agreement was to remain in effect through and including December 31, 2017. Under the Rovi Data License and Service Agreement, the Company had the option to extend the term of this agreement for additional, indefinite, one-year periods. During the term of the Rovi Data License and Service Agreement, and as consideration for the grant of rights and license of Rovi's data, the Company had agreed to pay Rovi a monthly minimum charge during the development period that is the period where data will be used for internal, non-public, non-commercial uses. In addition, the Company had agreed to pay Rovi a minimum per month during the first initial term, subsequent to the proposed launch date, until March 14, 2016. For each subsequent term, consideration to be paid would depend on the number of subscribers to the Company's CÜR Music product. As of September 27, 2016, our Rovi Data License and Services Agreement with Rovi terminated as a result of our failure to pay Rovi past due balances for the services they provided under the Agreement. Now that the CUR Holdings Offerings have been completed, we plan to contract with Gracenote, Inc. (“Gracenote”) for these services.

We also entered into an agreement (the "MediaNet Service Agreement") with MusicNet, Inc. d/b/a MediaNet Digital, Inc. ("MediaNet") on November 10, 2014, from which we were to source our music. Pursuant to the agreement, MediaNet was to provide the Company a catalog of sound recordings and metadata that would enable and provide for the delivery of sound recordings to end users of the Company's CÜR Music application. The MediaNet Service Agreement was to remain in effect for a period of three years following the effective date of November 7, 2014. The MediaNet Service Agreement was to automatically renew for successive one-year terms unless terminated by MediaNet or the Company. Pursuant to the MediaNet Service Agreement, the Company was to pay a set-up fee to MediaNet prior to launch. In addition, the Company agreed to pay MediaNet a monthly technology licensing fee during the initial term, a monthly usage fee, and will pay for any additional professional services and technical assistance or customization. The Company is in default under the MediaNet Service Agreement with MediaNet as a result of the Company’s failure to pay MediaNet past due balances for the services they provided under the MediaNet Service Agreement. To date, the Company has not received a notice of default from MediaNet. Now that the CUR Holdings Offerings have been completed, we plan to enter into a line of credit agreement with CUR Holdings and cure the default under the MediaNet Service Agreement.

We entered into an agreement (“Master Subscription Agreement”) with Zuora, Inc. ("Zuora") on July 31, 2014. Pursuant to the Master Subscription Agreement with Zuora, we planned to use Zuora's technology platform to administer the subscription process related to credit card billing and collection. In accordance with the Master Subscription Agreement, Zuora was to provide the Company a non-exclusive, non-transferable worldwide limited license to use Zuora's online integrated subscription management, billing, and data analysis services. The initial order form covered the implementation and development period ending October 31, 2014. In addition, the Company agreed to an initial 36-month service term, subsequent to implementation through October 31, 2017. On October 12, 2016, the Company received a notice of default from Zuora, confirming that the Company was in default under its Master Subscription Agreement with Zuora as a result of its failure to pay Zuora past due balances for the services they provided under the Master Subscription Agreement. On July 31, 2017, the Company and Zuora signed a new order form (“New Order Form”) under the Master Subscription Agreement, providing for the full settlement and release of the parties from all obligations under the old order form, dated July 31, 2014, in consideration for entering into the New Order Form. Pursuant to the New Order Form, the Company will pay Zuora $150,000 for the first year of the three-year agreement for Zuora to provide subscription services to the Company.

We plan to use Amazon web services, and services from other technology providers, to support certain of the technological needs of the business.

Content Licensing

General

In early 2016, the Company entered into Music Label Agreements with certain Music Labels including UMG, SME and WMG, pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. However, the Company was not able to make initial payments when due under the Music Label Agreements. On September 20, 2016, our Music Label Agreements with SME and UMG were terminated as a result of our failure to pay SME and UMG the advances due pursuant to such agreements. The Company also defaulted on its Music Label Agreement with WMG as a result of its failure to pay WMG the advance due pursuant to such agreement.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, CUR Holdings entered directly into the New Music Label Agreements with the Music Labels. Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings paid the Label Advances to the Music Labels in the aggregate amount of $2,500,000. In addition, CUR Holdings issued the Music Labels warrants to purchase an aggregate of 1,750,000 shares of common stock of CUR Holdings, at an exercise price of $1.00 per share. We joined one of the New Music Label Agreements, while the other two New Music Label Agreements provide CÜR Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements enable CUR Holdings and/or the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with our Internet music service, CÜR Music.

The terms of the New Music Label Agreements will continue for periods ranging from two to three years. Among other reasons, the New Music Label Agreements may be terminated following the occurrence of an uncured breach of any material representation, warranty, covenant or agreement in the applicable New Music Label Agreement. Pursuant to the New Music Label Agreements, the Company and CUR Holdings are required to pay certain minimum content fees over the term of the New Music Label Agreements as follows: $15.1 million in the first year of the agreements, $24.5 million in the second year of the agreements, and $18.4 million in the third year of the agreements. Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings paid the Label Advances to the Music Labels in the aggregate amount of $2,500,000.

The Company had previously entered into agreements ("Publishing Agreements") with certain music publishing companies ("Music Publishers"), pursuant to which the Company was provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers (the "Publisher Materials") in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Company is currently in default of the Publishing Agreements and intends to enter into new agreements prior to the launch of CÜR Music.

We intend to enter into content licensing agreements with certain independent labels prior to the launch of CÜR Music. We plan to negotiate and execute other independent label content licensing agreements subsequent to the launch of CÜR Music. We also intend to enter into content licensing agreements with music publishers and performance rights organizations. When we enter into these content license agreements with these labels, publishers and performance rights organizations, our platform is expected to provide end users access to millions of sound recordings.

Marketing

We plan to bring a transformative music service to market by focusing intently on Millennials, and creating a brand that is more personal and accessible than any other music service in the marketplace. Our marketing plan includes paid media, distribution arrangements, social media and event marketing.

Competition for Listeners

We will face competition from larger and more established media service providers. We must compete for the time and attention of listeners with more established companies offering similar services. We will compete on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of ad load, brand awareness and reputation. We also will compete for listeners on the basis of our presence and visibility as compared with other providers that deliver content through the internet, mobile devices and consumer products. Many of our current and potential future competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. For additional details on risks related to competition for listeners, please refer to the section entitled "Risk Factors" below.

Our competitors include:

•	Other Radio Providers. We expect to compete for listeners with broadcast radio providers, including terrestrial radio providers such as iHeart Radio (formerly Clear Channel) and CBS and satellite radio providers such as Sirius XM among others. Many broadcast radio companies own large numbers of radio stations or other media properties. Many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. In addition, unlike participants in the emerging internet radio market, terrestrial and satellite radio providers, as aggregate entities of their subsidiary providers, generally enjoy larger established audiences and longer operating histories. Broadcast and satellite radio companies enjoy a significant cost advantage because we believe they pay a much lower percentage of revenue for transmissions of sound recordings.

•	Internet Radio Providers. We also will compete directly with emerging non-interactive online radio providers such as Pandora, Spotify, Apple’s Apple Music, iHeart Radio, Slacker Personal Radio and CBS's Last.fm. We could face additional competition if known incumbents in the digital media space choose to enter the internet radio market.

•	Other Audio Entertainment Providers. We will face competition from providers of interactive on-demand audio content and pre-recorded entertainment, such as Spotify, Apple's Apple Music and iTunes Music Store, Rhapsody, Google Play, Tidal and Amazon, among others that allow listeners to select the audio content that they stream or purchase. This interactive on-demand content is accessible in automobiles and homes, using portable players, mobile phones and other wireless devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

•	Other Forms of Media. We will compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services such as Netflix, Hulu, VEVO or YouTube, or play interactive video games on their home-entertainment system, computer or mobile phone, rather than listen to the CÜR Music service, these content services pose a competitive threat.

We believe our competitive advantages will include:

•	Our product will not contain interruptive advertising. This feature will be attractive for all music listeners that do not want their music constantly interrupted with audio "ads."

•	Our product enables users to share songs and integrate their music with photos and personal video.

•	Our product is a hybrid music streaming service that offers internet radio style listening capability with an on-demand component that includes an 8 song musical selfie - the CÜR8.

•	Our product features a unique, user interface and experience with our "buttonless player".

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

We are also subject to federal and state laws regarding privacy of listener data. Once we launch the CÜR Music product, we will adopt a privacy policy, which will describe our practices concerning the use, transmission and disclosure of listener information and will be posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect the privacy or security of our listeners' information could result in a loss of confidence in our service among existing and potential listeners, and ultimately, in a loss of listeners and advertising customers, which could adversely affect our business.

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

We have registered the internet domain name www.curmusic.com for our website, as well as various other domain names. We have registered trademarks for "Raditaz," "Tunevision" and "CÜR."

Research and Development

Prior to launch, we are devoting substantially all of our financial and business focus to enhance the product, raise capital, negotiate content licensing arrangements and build our technology infrastructure.

Research and development expenses were approximately $4.0 million for the year ended December 31, 2016, comprised primarily of employee wages and professional services associated with the CÜR Music application development of the user interface, user experience, back-end technology on all platforms, iOS, Android and Web. Research and Development also include the costs of content while in development and Beta.

Employees

On August 16, 2016, we had laid off all of our employees and ceased significant operations, other than capital raising activities intended to continue our Music Streaming Business. We hired an Investor Relations Analyst on January 8, 2017, but terminated his employment as of August 17, 2017. We recently appointed Thomas Brophy as President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, John Egazarian as Head of Product, Chief Operating Officer and Michael Betts as Chief Technology Officer. As a result, as of the date hereof, we have only three full-time regular employees. None of our employees were or are covered by collective bargaining agreements. Generally, we considered our relations with our employees to be good. However, the Company has not yet paid its employees for work rendered during the first three quarters of 2016. It is the Company's intention to pay the accrued payroll as soon as practicable. Certain of the Company’s former employees have filed claims against the Company for payment of unpaid wages totaling $50,000. In addition, the Company has agreed to settlements on claims totaling $237,343. The Company expects to pay these claims and settlements as soon as practicable. Two of the Company's former employees have filed claims against the Company for payment of unpaid wages.

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

We have been developing CÜR Music and have not yet begun any commercial operations. Historically, we were a shell company with a limited operating history in an unrelated business and no assets other than cash. Upon consummation of the Contribution with CÜR Media, LLC, we redirected our business focus towards the development and commercialization of a music streaming subscription service. Although CÜR Media, LLC was incorporated in 2008, it did not launch its Raditaz DMCA-compliant internet radio product until 2012. Subsequently, the Raditaz iPhone and Android applications and website were taken offline to focus resources on the development of CÜR Music, which we planned to launch once adequate funding was in place. Therefore, both the Company and CÜR Media, LLC have limited operating histories upon which an evaluation of our business plan or performance and prospects can be made. Our proposed operations are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, the development of a product, as well as those risks that are specific to our proposed business in particular. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be accepted in the market. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results will be materially and adversely affected.

Given our limited operating history, management has little basis on which to forecast future demand for our products. The current and future expense levels of the Company following the Contribution are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the business of the Company is new and its market has not been developed. We do not expect meaningful revenues until late 2018 or early 2019. If the forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected.

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

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016 we entered into Securities Purchase Agreements (in this case, the "Purchase Agreements") with certain buyers (the “Unsecured Buyers”), pursuant to which the Unsecured Buyers purchased the Unsecured Notes in the aggregate principal amount of $2,113,500. The aggregate gross proceeds to the Company were $2,113,500 (before deducting expenses related to the purchase and sale of the Unsecured Notes of approximately $45,000), of which $586,000 in proceeds were from members of the Board of Directors.

On April 12, 2016, April 15, 2016, May 26, 2016, June 7, 2016 and July 20, 2016 the Company entered into Securities Purchase Agreements with certain buyers (the “Secured Buyers”), pursuant to which the Secured Buyers purchased the Senior Secured Notes in the aggregate principal amount of $2,515,000 (before deducting placement agent fees and expenses of $282,454) of which $255,060 of the proceeds were from members of the Board of Directors.

On November 16, 2017, CUR Holdings consummated the CUR Holdings Offerings. The net proceeds from the CUR Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the CUR Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent) are to be used to pay the required Label Advances to the Music Labels sufficient to allow CUR Holdings and/or the Company to proceed with soliciting subscriptions for our Internet music service, CÜR Music, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the CUR Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, to be negotiated into structured settlements, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

If we are unable to finalize terms for the Post-Closing Line of Credit Note with CUR Holdings, or are otherwise unable to raise additional financing, we will not have sufficient funds to complete the development of CÜR Music, make payments as they come due to music labels and publishers and to begin to execute our marketing plan. We may need to raise additional funds in order to implement our business plan, support our growth, develop new or enhanced services and products, respond to competitive pressures, acquire or invest in complementary or competitive businesses or technologies, or take advantage of unanticipated opportunities. We cannot be sure that this additional financing, will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms, or at all, we may be unable to develop or enhance our products and services, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on the Company's financial statements at December 31, 2016 and 2015, appearing elsewhere herein, that included an explanatory paragraph referring to our recurring net losses and accumulated deficit, and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need them, and we are unable to commercialize our products giving us access to additional cash resources, we will be required to curtail or cease our operations.

Our products may not be accepted in the market.

We cannot be certain that CÜR Music, or other products or services we may develop or market, will achieve or maintain market acceptance. Market acceptance of our products depends on many factors, including our ability to license the necessary content from the music labels, performance rights organizations and publishers, to convince key opinion leaders to provide recommendations regarding our products, convince distributors and customers that our technology is an attractive alternative to other technologies, supply and service sufficient quantities of products directly or through marketing alliances, and price products competitively in light of the current macroeconomic environment. If our products are not accepted in market, the Company and its business, financial condition and operating results could be materially and adversely affected.

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

The market for streaming music on the internet and on mobile devices has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue and income potential of our business is uncertain. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and rapidly evolving market, which risks and difficulties include, among others:

•	Our relatively new, evolving and unproven business model.

•	Our ability to build our listener base and our paid subscriber base.

•	Our ability to effectively convert users from free trial to our paid subscription service.

•	Our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and performance rights organizations.

•	Our ability to attract advertisers, and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable to us.

•	Our ability to develop and maintain relationships with makers of mobile devices, consumer electronics products and automobiles.

•	Our ability to develop and maintain relationships with Apple's iTunes Store (App Store), Google's Google Play Store, and other distribution platforms.

•	Our operation under an evolving music industry licensing structure that may change or cease to exist, which in turn may result in significant increase in operating expenses.

Failure to successfully address these risks and difficulties, and other challenges associated with operating in a new and emerging market, could significantly harm our business, financial condition, results of operations, liquidity and prospects.

The Company has been dormant since mid-2016 and is planning to re-start operations.

We were forced to lay off our employees in August of 2016 due to our inability to raise the necessary funds to launch the CÜR Music. Since then our only significant activities were related to capital raising activities intended to continue our Music Streaming Business. These capital-raising activities were led by our Founder and then-sole director, Thomas Brophy. Now that the CUR Holdings Offerings have been consummated, we intend to re-hire as many former employees as possible and to re-integrate with various vendors including Amazon Web Services, Zuora, MediaNet, among others. If we are unable to hire the necessary employees and/or are unable to integrate with certain of our vendors, our ability to complete the development of CÜR Music, launch CÜR Music and operate the business will be adversely impacted.

The Company plans to transition from Rovi to Gracenote.

We were previously integrated with Rovi to utilize their platform for generating music playlists and other information for CÜR Music users. We are transitioning to Gracenote for these services. If we are unable to fully integrate with Gracenote, our ability to complete the development of CÜR Music, launch CÜR Music and operate our business will be adversely impacted.

The Company has significant liabilities to certain vendors.

As the Company was encountering financial difficulties in 2016, we accumulated large accounts payable balances to various vendors. If we are unable to reach settlements on our accounts payable, vendors may file lawsuits against the Company. The costs to defend these lawsuits could be significant, and we may have to pay accounts payable balances including penalties and interest, which would adversely affect our business.

The Company received a Wells Notice from the SEC related to its delinquent financial statements.

On July 19, 2017, we received a “Wells Notice” from the Staff of the SEC. The Wells Notice provides notification to the Company that the Staff has made a preliminary determination to recommend that the SEC institute administrative proceedings against the Company pursuant to Sections 12(j) and 12(k) of the Exchange Act, based solely upon the Company’s failure to comply with its reporting obligations under Section 13(a) of the Exchange Act. Sections 12(j) grants the SEC the right, after notice and opportunity for a hearing, to revoke the registration of a security. Section 12(k) grants the SEC the right to suspend trading in a security.

At the time we received the Wells Notice, the Company had not filed its quarterly reports on Form 10-Q with the SEC for the quarters ended June 30, 2016, September 30, 2016, March 31, 2017 and June 30, 2017. The Company also had not filed its Annual Report on Form 10-K for the year ended December 31, 2016. As of this filing, the remaining delinquent reports consist of the Company’s Form 10-Qs for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017.

In accordance with SEC rules, on August 25, 2017, the Company made a written submission to the SEC in response to the Wells Notice, in which, among other things, it conveyed the Company’s present intention to file the delinquent reports and become current with its SEC filing requirements and, as such, set forth the reasons why the proposed enforcement action should not be filed. While no assurances can be made, the Company believes that, as a result of making these filings, the SEC will have no further reason to institute the proposed administrative proceedings, or, if instituted, to continue such proceedings. However, there can be no assurance that the SEC will not bring an enforcement action against the Company, which could result in a trading suspension of the Company’s common stock and the de-registration of the Company’s securities under the Exchange Act. Administrative proceedings, if instituted, will be held before an administrative law judge. If the SEC decides to institute the proposed administrative proceedings, our business and investors’ perception of our business will be adversely affected.

Our failure to manage growth, diversification and changes to our business could harm our business.

We currently have no revenue, but may encounter significant growth upon the anticipated launch of our product, CÜR Music. The failure to successfully manage and monetize any growth, and to successfully diversify our business in the future, could harm the success and longevity of our company.

Investing in our securities is considered a high-risk investment.

An investment in an early stage company such as ours involves a degree of risk. There can be no assurance that our online streaming music monthly subscription platform will be successful or profitable. If our streaming service id not successful, your entire investment may be lost.

We depend on key personnel to operate our business, and if we are unable to attract, retain, and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe that our future success is highly dependent on the continued services of our key officers, employees, and Board of Directors members, as well as our ability to attract and retain highly skilled and experienced technical personnel. During 2016, we were unable to raise the capital necessary to enable us to continue to operate our business and were forced to cease significant operations, other than capital raising activities meant to continue our Music Streaming Business. On August 16, 2016, we terminated Kelly Sardo as our Chief Financial Officer and Treasurer. In addition, on August 16, 2016, we terminated William Campbell as our Chief Strategy Officer, John Egazarian as our Chief Operating Officer, and Michael Betts as our Chief Technology Officer. We believe our future success is highly dependent on our ability to re-hire these key officers and employees and, at this time, we have already rehired John Egazarian and Michael Betts. If we are not able to reach agreement to employ certain other key officers and employees, our operations could be adversely affected.

In addition, the departure of Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, or any major change in our Board of Directors or management, such as the departure of our Directors, William West Duker or Edward Swyer could adversely affect our operations.

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

After the launch of CÜR Music, we may decide to provide non-musical content such as talk, comedy, news, weather, or other areas where we may have less experience or where we could be subject to additional business, legal, financial, and competitive risks. We have not identified a timeframe in which we may expand into new areas of content. Expanding into these additional areas could potentially have a negative effect on our overall business.

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

We have taken our beta product, Raditaz, offline in order to develop CÜR Music. We intend to attempt to transition former beta users of Raditaz to CÜR Music through a targeted communication strategy. However, there are no assurances that users of Raditaz will transition to CÜR Music. If Raditaz's beta users do not transition to CÜR Music, CÜR Music's capital needs, results of operations, viability and growth prospects may be adversely affected.

Much of the success of our business plan relies on the accuracy of our business and customer research.

We engaged an outside research firm to conduct a research study regarding, among other things, the demand for CÜR Music's proposed product and features set. Our product was built and negotiations with the labels were conducted with the results of this research in mind. If the results of the research study prove to be inaccurate, our capital needs, results of operations, viability and growth prospects will be adversely affected.

The success of our products relies heavily on the use of search technologies and marketing campaigns to drive users to our websites and mobile applications.

We intend to utilize search technologies and services, to engage in marketing campaigns and referral relationships, to use social platforms, to use a marketing agency, and to use influencers, among other means, to drive user traffic to our websites and mobile applications. If we are unable to utilize search technologies and other services that generate significant traffic to our websites and mobile applications, or we are unable to enter into or continue distribution relationships that drive significant traffic to our websites and/or mobile applications, our business could be harmed, causing our revenues to decline.

Our current marketing budget may not be sufficient to obtain budgeted subscriber levels. We may have to spend more than our marketing plan calls for to obtain new subscribers.

We anticipate incurring significant expenses to obtain and maintain subscribers to CÜR Music. We will utilize a number of different channels and partnerships, including but not limited to social media partners, to do so and we may be required to expend greater resources on advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of our brand, which would adversely affect our operating results and may not be effective.

We may not be able to retain, find and/or hire employees with the necessary skills to maintain and enhance the necessary software applications that are necessary to operating and growing the business.

Premier technology software developers, designers and other technology personnel are in high demand in our industry. There may be competitors or other technology companies that have more capital to allocate for such personnel, making our search for such job positions more difficult and expensive, thus increasing our business expenses. As of August 16, 2016, we had laid off all of our employees and ceased significant operations other than capital raising activities meant to continue our Music Streaming Business. If we are unable to attract and retain certain of our former employees, or hire other qualified candidates, we may have difficulty completing the development of CÜR Music. If we are unable to complete the development of CÜR Music, we may not be able to commercially launch, which would have an adverse effect on our business.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business.

We believe that a critical component of our success is the corporate culture that we have prior to ceasing significant operations, which we believe fostered innovation, encouraged teamwork, cultivated creativity and promoted focus on execution. We invested substantial time, energy and resources in building a highly collaborative team that worked together effectively in a non-hierarchical environment designed to promote openness, honesty, mutual respect and pursuit of common goals. We may find it difficult to replicate that corporate culture, and, if we are able to replicate our previous corporate culture, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to rebuild and preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

There are no assurances that our development team can build all of CÜR Music's planned product features.

While our application has been built and tested, since it has been offline since mid-2016, we now must re-integrate our software code and re-integrate with our vendors. Our software applications may not work as it did previously. We have designed and built CÜR Music to include features that may be considered ambitious and untested, such as a library of several million songs, on-demand playlists, unlimited song skip and repeat functionality, social features, lyric synchronization, photo and video integration and storage and more. The technology is extremely complex and there are no assurances that the product features will continue to function as built. If we are not able to prevent and or fix issues with the application, our capital needs, results of operations, viability and growth prospects will be adversely affected.

If we fail to accurately predict and play music that our listeners enjoy, we may fail to retain existing and attract new subscribers, both online and offline.

Our personalized playlist generating system is being developed through a partnership with a digital entertainment service provider, Gracenote, and is being designed to enable us to predict listener music preferences and select music content tailored to our listeners' music tastes. While this third party provider has invested significant resources in refining these technologies, we cannot assure you that such investments will continue in the future or yield an attractive return or that such refinements will be effective. The effectiveness of personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback, and we have no assurance that we will be successful in enticing listeners to provide feedback sufficient for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional songs that will appeal to our listeners' diverse and changing tastes. Our ability to predict and select music content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, convert free listeners to paid subscribers, increase listener hours and sell advertising.

We are subject to a number of risks related to credit card and debit card payments that we plan to accept, and we may not be able to enter into economically favorable credit and debit card processing arrangements.

Our subscription business, which we project will make up more than 80-90% of our total revenue, will be completely dependent on our ability and third party processors' abilities to process monthly subscription payments through credit and debit card processing methods. Any disruption in this service could adversely affect our business.

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

We may experience a reduction or increase in the prices of our products, which would have a negative impact on our business and on our margins.

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

Our technology and CÜR Music product will be dependent upon content and technology companies such as MediaNet, Amazon, Google, Apple, Microsoft, Gracenote, UMG, SME and WMG, and others, for the provision of digital music song library, creation of customized playlists and the hosting of our services. A loss of these content providers or a technical issue with these providers could materially disrupt our business and have a significant adverse effect on our business.

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

The power to expand our music platform to support growing user communities, launch new services, integrate more data, and handle greater workloads is fundamental to business growth. Data management architectures have their scaling limits. If business requirements exceed those limits, the data management system may not scale to provide critical new services, may not respond quickly to growing users and complex functionality, may degrade with new applications and may not be able to meet service level commitments, resulting in a material adverse effect on our business.

If web, smartphones, tablets and connected TV devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our solutions from being delivered to their users, our ability to grow our business will be impaired.

Our business model depends upon the continued compatibility of our solutions with most internet-connected devices across online, mobile, tablet and connected TV distribution channels, as well as the major operating systems that run on them. The design of these devices and operating systems are controlled by third parties with whom we do not have any formal relationships. These third parties frequently introduce new devices, and from time to time, they may introduce new operating systems or modify existing ones. In some cases, the parties that control the development of internet-connected devices and operating systems include companies that we regard as our competitors, including some of our most significant competitors. For example, Google controls the Android operating system and also controls a significant number of mobile devices. Apple, Inc. controls iOS devices including mobile, tablet and computer devices. If our solutions were unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wished to impair our ability to provide our solutions on them, our ability to grow our business would be impaired.

If we experience lengthened sales cycles, our business operations may be adversely affected.

Our business will be dependent on revenue from subscription, advertising and song sales, and potentially merchandise and ticket sales. Our subscription transactions, song sales and other revenues will involve credit card processing. Any delays or lengthened sales cycles, delays in collect fees due from credit card companies and/or credit card transaction cancellations, may adversely affect our business.

Degradation in our stature and reputation in the market could harm our business.

Our CÜR brand name is very important to us. Any degradation in our stature and reputation in the market may adversely affect our business.

Our failure to drive advertising revenue could harm our business.

While we anticipate revenue from advertisements to be a non-core revenue generator and eventually make up approximately 5-10% of total revenue, advertising revenue will still be an important factor in determining our financial success. Advertising within the application is not planned for launch but is anticipated after launch once we achieve a reasonable number subscribers. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including, but not limited to, the number of users and subscribers and the number of listener hours on CÜR Music, keeping pace with changes in technology and the competition, and competing effectively for advertising dollars from other online marketing and media companies. Our failure to drive advertising revenue could adversely affect our business.

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

If a major advertiser decides to materially reduce its advertising spend, it could do so on short or no notice. We cannot assure that our advertisers will continue to use CÜR Music, or that we will be able to replace in a timely or effective manner departing advertisers with new advertisers from whom we generate comparable revenue. If any of these factors occur, our business would be adversely affected.

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

Our subscribers will access our music streaming product through various media platforms. If the cost of accessing streaming music, including CÜR Music, through cellular networks proves to be too expensive for potential subscribers or subscribers of CÜR Music, our capital needs, results of operations, viability and growth prospects may be adversely affected.

Many of our subscribers may purchase our service through on-line third party stores.

Google and Apple assess a fee equal to 30% of purchases made within applications on their platforms (Android and iOS). If we are unable to have a significant percentage of our subscribers subscribe to CÜR Music through a web browser outside of these platforms, our business, financial condition and/or results of operations will be adversely affected. If we are unable to reach agreement with music labels on acceptable terms, where users subscribe through the Android and iOS platforms, our business, financial condition and/or results of operations will be adversely affected. Further, if Apple, Google, Amazon or other companies change the structure of their online stores, we may not be able to get customers to download our applications, which would adversely affect our business.

Many of our potential subscribers may be young and may not have access to credit cards or have the ability to pay for CÜR Music.

If we are unable to provide adequate payment options for younger potential subscribers, our business, financial condition and/or results of operations will be adversely affected.

We may not be able to negotiate economically viable agreements with independent music publishers and Performing Rights Organizations.

We must license musical work rights from an array of music publishers and performing rights organizations. We are in the process of negotiating our agreements with the major, significant and other independent music publishers, and we expect to have secured these agreements rights prior to the launch of CÜR Music. If music publishers withdraw all or a portion of their musical works from performing rights organizations for public performances by means of digital transmissions, then we may be forced to enter into direct licensing agreements with these publishers at rates which may not be economically viable, or we may be unable to reach agreement with these publishers at all, which could adversely affect our business, our ability to launch CÜR Music, to attract and retain listeners, financial condition and results of operations. We intend to enter into licensing agreements on economically viable terms with performing rights organizations, and if we are unable to secure licenses on economically viable terms, this could adversely affect our ability to operate CÜR Music and our business.

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

We are required to indemnify management and its affiliates for any liabilities they incur in connection with business if incurred in good faith, in a manner reasonably believed to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Management is not liable to the company for any act or omission it may make in good faith and that it believes is in the company's best interest, except for acts of gross negligence or willful misconduct. Under certain circumstances, management will be entitled to indemnification from the company for losses it or any affiliate, employee, officer, director, or owner incurs in defending actions arising out of their position as or with management. These indemnification requirements could have a material adverse effect on our operations.

We may not be successful in distributing our products on the Internet or on mobile devices, or using a paid marketing strategy on the Internet, on mobile devices, on tablets, or offline.

More individuals are utilizing non-Personal Computer ("PC") devices to access the Internet, and versions of our services developed or optimized for these devices may not gain widespread adoption by users, manufacturers or distributors of such devices, or may not work on these devices, based on the broad range of unique technical requirements that may be established for each device by their manufacturers and distributors globally. If this occurs, it could materially and adversely affect our business, results of operations and prospects.

We may not be able to acquire the amount of users projected in our financial model.

We may not be able to acquire the number of internet users and/or mobile phone users that is projected in our financial model or achieve the projected market penetration rates. If we are unable to do so, it would materially and adversely affect our business, results of operations and prospects.

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

Significant competition from traditional offline music distribution competitors, from larger media companies like Apple, Google, Spotify, Amazon, Tidal and others, and from other online digital music services, as well as online theft or "piracy", could have a negative impact on our business.

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

We license all of CÜR Music's musical works, sound recordings and related content from major and independent music labels as well as publishers and performing rights organizations ("PROs"). We secure content from these owners and approvals from some of these owners with respect to CÜR Music's features that would grant our customers enhanced access to their licensed materials, such as on-demand play, song skipping, and offline listening, among others. The Company and CUR Holdings have entered into the New Music Label Agreements with the three major music labels (UMG, SME and WMG). We intend to enter into content licensing agreements with certain independent labels and content aggregators, prior to the launch of CÜR Music. We also plan to negotiate and execute other independent label and content licensing agreements subsequent to the launch of CÜR Music. When we enter into these content licensing agreements with these labels, publishers and PROs, we expect that our platform will provide end users with access to millions of sound recordings.

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

If the three major music labels (UMG, SME and/or WMG) and/or independent music labels, content aggregators, publishers or PROs rescind permission for us to utilize the services of our back-end content delivery and infrastructure services partner, MediaNet and/or our music intelligence partner, Gracenote, or choose not to license streaming music services such as CÜR or other sources, our revenue numbers could be negatively impacted and our business could be materially adversely impacted.

We must license and pay for the content our product delivers to its users and the content owners must grant us permission for use.

CUR Holdings and the Company have entered into the New Music Label Agreements for sound recordings and related content with the major Music Labels (UMG, SME and WMG). These major Music Labels have agreed to license their content to us, and have also approved CÜR Music's features and functionality that will grant our customers enhanced access to their licensed sound recordings, such as on-demand play, song skipping, and offline listening, among others. We intend to enter into content licensing agreements with certain independent labels and content aggregators prior to the launch of CÜR Music. We plan to negotiate and execute other independent label content licensing agreements subsequent to the launch of CÜR Music. We also intend to enter into content licensing agreements with music publishers and PROs. We had previously finalized our agreement with SESAC, and had sent consent decree license requests to ASCAP and BMI. Through a combination of voluntary agreements, compulsory licenses and consent decree license requests, we expect our platform will provide end users access to approximately 5-10 million sound recordings. If we are unable to secure and maintain rights to stream and cache musical works, sound recordings and related content, or cannot secure and maintain these rights on terms that are acceptable to us, our business, or ability to attract and retain listeners, financial condition and results of operations could be adversely affected.

Our revenue from song sales will depend on third party stores and services.

A portion of our revenue model is dependent on the sale of songs through Amazon, Apple's iTunes store, Google and/or MediaNet. If these parties or similar parties were to change their pricing structure by effectively lowering or increasing their prices, our business could be impacted negatively. In addition, if these parties were to not allow us access to sell their products or the ability to access their products in an efficient manner, our business could be negatively impacted.

We plan to rely on third parties to administer our subscriptions and credit card transactions, and we may take such management in-house in the future.

We plan to rely on a third party company, Zuora, to manage our subscriber list and customer payments. If we decide to manage subscriptions and payments transactions in-house, we will assume the regulatory and financial risk for such user information and financial transactions. If we are unable to effectively manage our subscriber list and customer payments, we may incur adverse regulatory and financial risk for such user information and financial transactions. This could have a materially adverse effect on our business.

We will generate our created playlists and stations using data from a third party.

We plan to enter into an agreement with Gracenote to utilize their platform for generating music playlists and other information for CÜR Music users. If such third party were to decide to not let us use their data, we may not be able to enable users to create playlist and/or stations. This would have a negative impact on our business.

We relied on, and anticipate continuing to rely on, MediaNet for our music catalog.

We relied on, and anticipate continuing to rely on, MediaNet for access to our music catalog. While there are other companies that provide such services, if we had to change to another provider, we may encounter significant disruption to our service. The size of the catalog is dependent on the successful negotiation of music licenses with the major and independent music labels, publishers and performance rights organizations. If our relationship with MediaNet does not continue for any reason, it could have a negative impact on our business.

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

We expect to be accepted by and expect to distribute our application through Apple's iTunes App Store and/or Google's Google Play Store upon launch of CÜR Music. These distribution channels may determine that our application should be cancelled at any time with little or no prior notice or penalty. Some of these App Stores, including Apple, are now, or may in the future become, competitors of ours, and could stop allowing or supporting access to our service through their products for competitive reasons. The loss of these acceptances once obtained, or the inability to obtain these acceptances, could limit the reach of our service and its attractiveness to advertisers, which, in turn, could adversely affect our business, financial condition and results of operations.

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

Defects or errors in our service could harm our reputation, result in significant costs to us, and impair our advertisers' ability to deliver effective advertising campaigns.

The technology underlying our service, including our proprietary technology and technology provided by third-parties, may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our service and the large amounts of data we utilize. Errors, defects, disruptions in service or other performance problems in our service could result in the incomplete or inaccurate delivery of an ad campaign, including serving an ad campaign in an incomplete or inaccurate manner, in an incorrect geographical location or in an environment that is detrimental to the advertiser's brand health. Any such failure, malfunction, or disruption in service could result in damage to our reputation, our advertising clients withholding payment to us or the advertisers making claims or initiating litigation against us, and our giving credits to our advertiser clients toward future advertising spend. As a result, defects or errors in our service could harm our reputation, result in significant costs to us, and impair our advertisers' ability to deliver effective advertising campaigns.

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

We have been largely dependent on capital raised through equity and debt financings to implement our business plan and support our operations. We raised aggregate gross proceeds of approximately $9,680,000 in our 2014 PPO (before deducting placement agent fees and expenses of approximately $1,529,000). Pursuant to the Offer to Amend and Exercise Warrants, we raised an aggregate of approximately $3,233,500 (before deduction placement agent fees and expenses of approximately $417,000). In addition, we sold Unsecured Notes in the aggregate principal amount of $2,113,500 (before deducting fees and expenses of approximately $45,000) in a private offering in 2015 (the “2015 Note Offering”), and Secured Notes in the aggregate principal amount of $2,515,000 (before deducting placement agent fees and expenses of approximately $282,454) in a private offering in 2016 (the “2016 Note Offering”). The net proceeds from the CUR Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the CUR Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances to the Music Labels sufficient to allow the Company to proceed with soliciting subscriptions for our Internet music service, CÜR Music, and to extend a line of credit to the Company which will be reflected by the Post-Closing Line of Credit Note, for up to the full amount of the aggregate net proceeds from the CUR Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, to be negotiated into structured settlements, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction. If we are unable to obtain the line of credit from CUR Holdings, or otherwise raise additional financing, we will not have sufficient funds to complete the development of CÜR Music, make payments to the content providers, to begin to execute our marketing plan and have adequate working capital to launch CÜR Music. We cannot assure you that we will be able to raise the working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you may lose all of your investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock or Preferred Stock or other securities that are convertible into or exercisable for our Common Stock or Preferred Stock.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders' ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our Common Stock or Preferred Stock or other securities that are convertible into or exercisable for our Common Stock or Preferred Stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans, as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional Common Stock or Preferred Stock without stockholder approval, subject only to the total number of authorized Common Stock and Preferred Stock set forth in our Amended and Restated Articles of Incorporation, as amended. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. In addition, the future issuance of any such additional shares of Common Stock or Preferred Stock or other securities may create downward pressure on the trading price of our Common Stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the Common Stock are then traded.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

We currently have authorized 310,000,000 shares of capital stock, consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of Preferred Stock. As a result, our Board of Directors is authorized to issue up to 10,000,000 shares of Preferred Stock with powers, rights and preferences designated by it. Shares of voting or convertible Preferred Stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. The ability of the Board of Directors to issue such additional shares of Preferred Stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of Preferred Stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring certain corporate actions and may lead to a sudden change in our stock price.

Our Common Stock ownership is highly concentrated. Thomas Brophy, our President and Chief Executive Officer, beneficially owns 696,509 shares, or approximately 25.4% of our total outstanding Common Stock. His interests may differ significantly from your interests. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder's holdings could cause a sharp decline in the market price of our Common Stock.

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

As of September 29, 2016, the Company’s Common Stock was downgraded from the OTC Markets OTCQB marketplace ("OTCQB") to the OTC Pink marketplace. Our Common Stock is quoted on the OTC Pink Marketplace under the symbol "CURM." The OTC Pink Marketplace is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors that may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market, include the following:

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

Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing and remains listed on the OTC Pink Marketplace, or suspended from the OTC Pink Marketplace, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility.

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

Until our Common Stock is listed on a national securities exchange such as the NYSE MKT and NASDAQ, we expect our Common Stock to remain eligible for quotation on the OTC Pink Marketplace or the OTCQB, or on another over-the-counter quotation system. In those venues, however, the shares of our Common Stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock or to sell his or her shares at, or near, bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise capital.

If securities analysts do not initiate coverage or continue to cover our common stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our Common Stock.

The trading market for our Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. It is often more difficult to obtain analyst coverage for companies whose securities are traded on the OTC Pink Marketplace to the OTCQB. We do not have any control over securities analysts. There is no guarantee that securities analysts will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

The costs of preparing and filing annual and quarterly reports, proxy statements, when required, and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board, particularly directors willing to serve on an audit committee that we expect to establish.

We have identified material weaknesses in our disclosure controls and procedures. We will need to allocate significant resources to address these material weaknesses and make our disclosure controls and procedures effective.

We have adopted disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to management, including principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2016, management concluded that our disclosure controls and procedures were not effective in light of the material weaknesses found in our internal controls over financial reporting as set forth in the “Part II, Item 9A. Controls and Procedures” of this Annual Report.

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

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with PCAOB Auditing Standard No. 5, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and concluded that our internal controls and procedures were not effective due to (a) lack of a functioning Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee, and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (b) inadequate segregation of duties consistent with control objectives, including lack of personnel resources and technical accounting expertise within the accounting function; and (c) ineffective controls over period end financial disclosure and reporting processes.. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls we plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function as funds are available.

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

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to take advantage of this extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with the effective dates of those accounting standards

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (4) December 31, 2018, the end of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement filed under the Securities Act. Decreased disclosures in our SEC filings due to our status as an "emerging growth company" may make it harder for investors to analyze our results of operations and financial prospects.

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

ITEM 2. PROPERTIES

Our office space needs have been limited, and we are currently using a portion of our sole executive officer’s home as our corporate headquarters. This space is located at 8 Lewis Road, Marlborough, CT 06447, and the telephone number is (203) 912-8479. We are using the space rent-free. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

The Company defaulted under its Master Multiple Services Agreement (the “Digitas Agreement”) with Digitas, Inc., a Massachusetts corporation (“Digitas”), as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000 (the “Claimed Amount”), together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. On November 15, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Digitas, pursuant to which the Company agreed to pay Digitas an aggregate of $400,000, in full settlement of any and all claims arising from or relating to amounts due under the Master Multiple Services Agreement (the “Claims”). Digitas agreed to release the Company from any further Claims, subject only to the Company meeting its payment obligations under the Settlement Agreement and the Digitas Note (as defined below). Simultaneously with the execution of the Settlement Agreement, the Company issued a Promissory Note to Digitas (the “Digitas Note”) in the principal amount of $400,000. Pursuant to the Digitas Note, the Company is required to pay Digitas (a) $100,000 on or before November 17, 2017 (the “First Payment”), $100,000 on the eight (8) month anniversary of the First Payment, and (c) $200,000.00 on the one (1) year anniversary of the First Payment. If the Company defaults on its payment obligations under the Digitas Note, after notice and failure to cure, Digitas may file a Consent Judgment for the full Claimed Amount, less payments already made, if any, together with post-judgment interest and reasonable attorneys’ fees and costs incurred by Digitas for purposes of collection. On November 16, 2017, the Company made the First Payment of $100,000 to Digitas, Certain of CÜR Media’s former employees have filed claims against the Company for payment of unpaid wages totaling $50,000. In addition, the Company has agreed to settlements on claims totaling $237,343. The Company expects to pay these claims and settlements once adequate financing has been secured Cybercoders, Inc. (“Cybercoders”), a recruiter we used in connection with certain employee placements, has filed a claim against the Company for failure to pay Cybercoders past due balances for the services they provided. The Company and Cybercoders have agreed to a settlement amount of $5,000.

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

On October 12, 2016, October 15, 2016, November 26, 2016, December 7, 2016, December 20, 2016 and January 20, 2017, the principal and any accrued and unpaid interest on our outstanding Secured Notes in the aggregate principal amount of $2,515,000 became due and payable. We were unable to repay the noteholders at that time. Pursuant to the terms of the Secured Notes , our failure to pay any principal or interest within 5 days of the date such payment is due will constitute an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes increased to 15%. In addition to other remedies available to the noteholders, our obligation to repay amounts due under the Secured Notes is secured by a first priority security interest in and lien on all of our assets and property. On November 16, 2017, the Secured Noteholders assigned, conveyed, transferred and set over to CUR Holdings all of their right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder. As a result, CUR Holdings became the sole payee under the Secured Notes.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock was approved for quotation on the OTCQB tier of the OTC marketplace in September 2013. Through February 11, 2014, our trading symbol was "DUSR." As of February 11, 2014, we were assigned a new trading symbol of "CURM." Trading in shares of our Common Stock on the OTCQB commenced on or about February 21, 2014. On or around September 29, 2016, our Common Stock was moved from the OTCQB to the OTC Pink tier of the OTC marketplace.

The following table sets forth the high and low last-bid prices for our Common Stock for the periods indicated, as reported by the OTCQB and OTC Pink tiers of the OTC marketplace. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Our Common Stock is very thinly traded and, thus, pricing of our Common Stock in the OTC marketplace does not necessarily represent its fair market value. The information in the table below has been adjusted to give retroactive effect to the 1-for-13 Reverse Stock Split that we effected on February 16, 2016.

	High	Low
2015
First quarter (January 1st through March 31st)	$17.68	$7.54
Second quarter (April 1st through June 30th)	$10.40	$4.68
Third quarter (July 1st through September 30th)	$9.75	$5.46
Fourth quarter (October 1st through December 31, 2015)	$8.45	$6.50

2016
First quarter (January 1st through March 31st)	$7.93	$5.20
Second quarter (April 1st through June 30th)	$3.25	$1.25
Third quarter (July 1st through September 30th)	$2.01	$0.21
Fourth quarter (October 1st through December 31, 2016)	$0.35	$0.23

2017
First quarter (January 1st through March 31st)	$0.40	$0.27
Second quarter (April 1st through June 30th)	$1.51	$0.40
Third quarter (July 1st through September 30th)	$1.50	$0.25
Fourth quarter (October 1st through December 31st)	$1.05	$0.25

2018
First quarter (January 1st through January 24th)	$1.24	$0.52

On January 24, 2018, the closing price of our Common Stock as quoted on OTC Pink tier of the OTC marketplace was $1.25.

Holders

As of January 24, 2018, we had 2,526,663 shares of Common Stock outstanding held by approximately 248 stockholders of record.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors.

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016, with respect to the shares of Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected i column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	197,311	$8.12	141,151
Equity compensation plans not approved by security holders(2)	71,796	$5.13	235,897
Total	269,107	$7.32	377,048

_______

(1) 2014 Equity Incentive Plan

On January 23, 2014, our Board of Directors adopted, and on January 28, 2014 our stockholders approved, our 2014 Equity Incentive Plan ("2014 Plan"), which reserved a total of 307,693 shares of our Common Stock for issuance under the 2014 Plan. On April 21, 2014, we amended our 2014 Plan to increase the total number of shares of our Common Stock reserved for issuance thereunder from 307,693 to 326,924. On October 8, 2014, we amended our 2014 Plan to increase the total number of shares of our Common Stock reserved for issuance thereunder from 326,924 to 338,462.

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

Administration

The compensation committee of the Board of Directors, or the Board of Directors in the absence of such a committee, will administer the 2014 Plan. Subject to the terms of the 2014 Plan, the compensation committee has complete authority and discretion to determine the terms of awards under the 2014 Plan.

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

Duration, Amendment, and Termination

The Board of Directors has the power to amend, suspend or terminate the 2014 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2014 Plan would terminate ten years after it is adopted.

We have issued an aggregate of (i) 269,107 non-statutory stock options to purchase shares of our Common Stock at an average exercise price of approximately $7.06 per share, and (ii) 24,335 restricted stock awards (of which approximately 24,335 are fully vested at December 31, 2016 and represent 24,335 issued and outstanding shares of our Common Stock) under the 2014 Plan.

(2) 2015 Equity Incentive Plan

On January 25, 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the "2015 Plan"), to provide the Company with flexibility in its ability to motivate, attract, and retain the services of members of the Board of Directors, key employees and consultants. The 2015 Plan is subject to approval by the Company's stockholders within 12 months after the Effective Date. Pursuant to the 2015 Plan, as amended, in the event that stockholder approval is not obtained within 12 months after the effective date of the 2015 Plan, all incentive stock options granted under the 2015 Plan shall be treated as non-qualified stock options.

Administration

The compensation committee of the Board of Directors, or the Board of Directors in the absence of such a compensation committee, will administer the 2015 Plan. Subject to the terms of the 2015 Plan, the compensation committee, or the Board of Directors in the absence of such a compensation committee, has complete authority and discretion to determine the terms of awards under the 2015 Plan.

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

Grants

The 2015 Plan authorizes the grant to participants of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the "Code"), and stock appreciation rights, as described below:

•	Options granted under the 2015 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our Common Stock covered by an option cannot be less than the fair market value of our Common Stock on the date of grant unless otherwise agreed to at the time of the grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Committee, or the Board in the absence of such a compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The compensation committee, or the Board of Directors in the absence of such a compensation committee, may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2015 Plan authorizes the granting of stock awards. The compensation committee, or the Board of Directors in the absence of such a compensation committee, will establish the number of shares of our Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights ("SARs") entitle the participant to receive a distribution in an amount not to exceed the number of shares of our Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of our Common Stock on the date of exercise of the SAR and the market price of a share of our Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board of Directors has the power to amend, suspend or terminate the 2015 Plan without stockholder approval or ratification at any time or from time to time. However, no change may be made that materially increases the total number of shares of our Common Stock reserved for issuance under the 2015 Plan, or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders. Unless sooner terminated, the 2015 Plan would terminate ten years after the Effective Date.

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

We have issued an aggregate of (i) 71,796 non-statutory stock options to purchase shares of our Common Stock at an average exercise price of approximately $5.13 per share under the 2015 Plan.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2016, and the subsequent period through the date hereof, we did not have any issuances of unregistered securities, except as follows:

On January 8, 2017, in consideration for services provided pursuant to an employment agreement, we issued an employee warrants to purchase 40,000 shares of our Common Stock at an exercise price of $1.00 per share[, which were valued at an aggregate of $12,945.

The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

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

General Overview

We were incorporated in the State of Delaware as Duane Street Corp. on November 17, 2011. Our original business was manufacturing and marketing baby products. Prior to the Contribution (as defined below), our Board of Directors determined to discontinue operations in this area and to seek a new business opportunity.

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

Further, on January 31, 2014, our Board of Directors authorized a 1.26953123-for-1 forward split of our Common Stock, in the form of a dividend, pursuant to which each shareholder of our Common Stock as of the record date received 1.19260815 additional shares of Common Stock for each one share owned.

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

Certain securities we issued in the 2014 PPO had price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, we issued additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 PPO Warrants, 133,739 still had these priced-based anti-dilution rights through March 28, 2016. With the consummation of the exercise and amendment of the PPO Warrants and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received: (i) an aggregate of 17,180 additional shares of Common Stock (ii) a reduction in the price of their PPO Warrants from $26.00 per share to $23.01 per share, and (iii) an aggregate of 17,180 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $23.01 per share.

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016 we entered into Securities Purchase Agreements (in this case, the "Purchase Agreements") with certain "accredited investors (the "Unsecured Buyers"), pursuant to which the Unsecured Buyers purchased 12% Unsecured Convertible Promissory Notes of the Company (the "Unsecured Notes") in the aggregate principal amount of $2,113,500 (the "First Convertible Note Offering"). The aggregate gross proceeds to the Company were $2,113,500 (before deducting expenses related to the purchase and sale of the Unsecured Notes of approximately $45,000), of which $586,000 in proceeds were from members of the Board of Directors.

With the issuance of Unsecured Notes, the Anti-Dilution Rights were triggered and the holders of the Non-Participating Original Warrants received, or are entitled to receive: (i) an aggregate of 18,674 additional shares of Common Stock, (ii) a reduction in the price of their PPO Warrants from $23.01 per share to $20.50 per share, and (iii) an aggregate of 18,674 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $20.50 per share.

On February 16, 2016, we effected a 1-for-13 reverse stock split (the “Reverse Stock Split”). Upon effectiveness of the Reverse Stock Split, every thirteen (13) outstanding shares of our Common Stock ("Old Common Stock") were, without any further action by us, or any holder thereof, combined into and automatically became one (1) share of our Common Stock. Any fractional shares have been rounded up to one whole common share. All shares of Common Stock eliminated as a result of the Reverse Stock Split have been cancelled such that they were returned to our authorized and unissued capital stock, and our capital has been reduced by an amount equal to the par value of the Old Common Stock so retired.

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

The Second Unit Warrants, to be received upon conversion of the Secured Notes, provide for the purchase of shares of the Company's Common Stock an exercise price equal to (a) 125% of the price at which the Company's Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. The Second Unit Warrants are exercisable for cash only, for a term of five (5) years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Second Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

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

As of December 31, 2016, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any revenues from our planned principal operations.

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

In addition, our business plan includes distributing our music streaming service through Apple's iTunes App Store to iOS devices, Google's Google Play Store to Android devices and the internet, among other distribution channels and platforms. At launch, we plan to have an iOS application, Android application and a CÜR Music website.

We plan to source our music from MusicNet, Inc. d/b/a Media Net Digital, Inc. We also plan to use Amazon web services to support certain of the technological needs of the business.

As of December 31, 2016, we continued to pursue sources of equity and/or debt financing to support our operations. We were not successful in raising the necessary funds as of December 31, 2016. We cannot launch our music streaming product and platform until we have raised the necessary funds.

Recent Developments

Defaults under Agreements with Content Providers

As previously reported, the Company had entered into Music Label Agreements with certain Music Labels, pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with the Company's CÜR-branded Internet music service, CÜR Music, to be composed of three progressively priced and increasingly functional tiers, within the United States and its territories, commonwealths, and possessions. The Company had also entered into Publishing Agreements with certain Music Publishers either directly or through a third party, pursuant to which the Company had been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the "Content Agreements," and the Music Labels and Music Publishers may be collectively referred to herein as the "Content Providers.”

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

On September 20, 2016, our Music Label Agreements with SME and UMG were terminated as a result of our failure to pay SME and UMG the advances due pursuant to such agreements. The Company also defaulted on its Music Label Agreement with WMG as a result of its failure to pay WMG the advance due pursuant to such agreement.

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

Default on Secured Notes

On October 12, 2016, October 15, 2016, November 26, 2016, December 7, 2016, December 20, 2016 and January 20, 2017, the principal and any accrued and unpaid interest on our outstanding Secured Notes in the principal amount of an aggregate of $2,515,000 became due and payable. We were unable to repay the noteholders at that time. Pursuant to the terms of the Secured Notes, our failure to pay any principal or interest within five (5) days of the date such payment was due constituted an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes increased to 15%. In addition to other remedies available to the noteholders, our obligation to repay amounts due under the Secured Notes is secured by a first priority security interest in and lien on all of our assets and property, including our intellectual property.

Simultaneously with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined below), the holder of the Secured Note (the “Secured Noteholders”) assigned, conveyed, transferred and set over to CUR Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, to CUR Holdings. As a result, CUR Holdings became the sole payee under the Secured Notes.

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

At the time we received the Wells Notice, the Company had not filed its quarterly reports on Form 10-Q with the SEC for the quarters ended June 30, 2016, September 30, 2016, March 31, 2017 and June 30, 2017. The Company also had not filed its Annual Report on Form 10-K for the year ended December 31, 2016. As of this filing, the remaining delinquent reports consist of the Company’s Form 10-Qs for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017.

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

Six-Month Line of Credit Promissory Note

On July 6, 2017, we entered into a Six-Month Line of Credit Promissory Note (the “Line of Credit Note”) with CUR Holdings, LLC, a New York limited liability company. The Line of Credit Note has a principal balance of $685,000, and a stated maturity date of December 6, 2017. The principal on the Line of Credit Note does not bear interest. The Line of Credit Note is not convertible. The Line of Credit Note ranks junior to the Company’s existing Secured Notes.

In connection with the Initial Closing of the Preferred Stock Unit Offering (as defined below), the Line of Credit Note was assigned and transferred to CUR Holdings (as defined below). As a result, CUR Holdings became the payee under the Line of Credit Note.

Settlement Agreement and Mutual Release

As previously reported, the Company defaulted under its Master Multiple Services Agreement (the “Digitas Agreement”) with Digitas, Inc., a Massachusetts corporation (“Digitas”), as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000 (the “Claimed Amount”), together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. On November 15, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Digitas, pursuant to which the Company agreed to pay Digitas an aggregate of $400,000, in full settlement of any and all claims arising from or relating to amounts due under the Master Multiple Services Agreement (the “Claims”). Digitas agreed to release the Company from any further Claims, subject only to the Company meeting its payment obligations under the Settlement Agreement and the Digitas Note (as defined below).

Simultaneously with the execution of the Settlement Agreement, the Company issued a Promissory Note to Digitas (the “Digitas Note”) in the principal amount of $400,000. Pursuant to the Digitas Note, the Company is required to pay Digitas (a) $100,000 on or before November 17, 2017 (the “First Payment”), $100,000 on the eight (8) month anniversary of the First Payment, and (c) $200,000.00 on the one (1) year anniversary of the First Payment. If the Company defaults on its payment obligations under the Digitas Note, after notice and failure to cure, Digitas may file a Consent Judgment for the full Claimed Amount, less payments already made, if any, together with post-judgment interest and reasonable attorneys’ fees and costs incurred by Digitas for purposes of collection.

At the effective time of the Initial Closing of the Preferred Stock Unit Offering (as defined below), the Company made the First Payment of $100,000 to Digitas.

Transactions and Proposed Additional Transactions with CUR Holdings, Inc.

On September 11, 2017, the Company entered into a term sheet (the “Term Sheet”) with CUR Holdings, Inc., a Delaware corporation (“CUR Holdings”) pursuant to which the Company and CUR Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed administrative proceedings, or, if instituted, will discontinue such proceedings (“SEC Clearance”), CUR Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the Board of Directors of the Company and CUR Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed administrative proceedings against the Company, and such proceedings result in the revocation of the registration of the Company’s common stock under the Exchange Act (“SEC Revocation”), the Company and CUR Holdings will, subject to any required shareholder approval, enter into an asset purchase and sale transaction, pursuant to which CUR Holdings will acquire all of the intellectual property and other assets and liabilities constituting the Company’s Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the Board of Directors of the Company and CUR Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

In anticipation of the Combination Transaction, on November 16, 2017, CUR Holdings consummated an initial closing (the “Initial Closing”) of its private placement offering (the “Preferred Stock Unit Offering”), to certain “accredited investors” (each, a “Unit Purchaser” and, collectively, the “Unit Purchasers”), intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D and/or Regulation S promulgated thereunder, of a minimum of $6,000,000 (the “Minimum Amount”) of units of securities of CUR Holdings (each, a “Preferred Stock Unit” and, collectively, the “Preferred Stock Units”), at a purchase price of $5.15 per Preferred Stock Unit (other than with respect to the assignment and transfer to CUR Holdings of the Standard Holdings Note and the Line of Credit Note, as further described below), with each Preferred Stock Unit consisting of (a) one (1) share of Series A convertible preferred stock of CUR Holdings (each, a “Unit Share” and collectively, the “Unit Shares”), and (b) a 5-year warrant (each, a “Unit Warrant” and collectively, the “Unit Warrants”) to purchase 6.5087 shares of common stock of CUR Holdings, at an exercise price of $1.00 per each full share.

$1,000,000 of the Minimum Amount reflected the assignment and transfer to CUR Holdings by CUR Holdings, LLC of (a) the Line of Credit Note (as defined above), and (b) a Secured Non-Recourse Promissory Note made by a third-party to CUR Holdings, LLC, in the principal amount of $315,000 (the “Standard Holdings Note” and, together with the Line of Credit Note, the “Assigned Notes”), which assignment and transfer counted towards the achievement of the $6,000,000 Minimum Amount.

In connection with the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for (a) gross proceeds of $5,154,361, and (b) the assignment of the Assigned Notes, in the aggregate principal amount of $1,000,000.

In connection with the Initial Closing of the Preferred Stock Unit Offering, a placement agent (the “Placement Agent”) received a cash commission of $115,436, and warrants (“Placement Agent Warrants”) to purchase (a) 22,415 shares of Series A Preferred Stock of CUR Holdings, with a term of five (5) years and an exercise price of $5.15 per share, and (b) 145,893 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price of $1.00 per share..

Simultaneously with the closing of the Preferred Stock Unit Offering, CUR Holdings consummated a private placement offering (the “$2.5 Million Note Offering” and, together with the Preferred Stock Unit Offering, the “CUR Holdings Offerings”), to one “accredited investor” (the “New Note Purchaser”), intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder, of (a) a 12% senior secured promissory note of CUR Holdings, in the principal amount of $2,500,000 (the “New Note”), with a term of twelve (12) months, at a purchase price of 100% of the face value amount of the Note, and (b) 10-year warrants (the “New Note Warrants”) to purchase 1,000,000 shares of common stock of CUR Holdings, at an exercise price per share of $0.0001.

In connection with the closing of the $2.5 Million Note Offering, the Placement Agent received a cash commission of $250,000, and warrants (“Additional Placement Agent Warrants”) to purchase 383,800 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price per Preferred Stock Unit of $0.0001.

The net proceeds from the CUR Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the CUR Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels (as defined below) sufficient to allow CUR Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the CUR Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, to be negotiated into structured settlements, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

In addition, simultaneously with the Initial Closing of the Preferred Stock Unit Offering, the holders (the “Secured Noteholders”) of all of the Company’s existing 12% senior secured convertible promissory notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203 (each, a “Secured Note” and, collectively, the “Secured Notes”), assigned, conveyed, transferred and set over to CUR Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of CUR Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of CUR Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of CUR Holdings for every share of common stock of CUR Holdings received upon exchange, at an exercise price per share equal to $1.00.

In connection with the Secured Note Assignment Transaction, (a) Holdings issued 1,538,102 Units, consisting of 1,538,102 Secured Note Conversion Shares, and 1,538,102 Secured Note Conversion Warrants, and (b) Holdings became the sole payee under the Secured Notes.

In connection with the Secured Note Assignment Transaction, the Initial Placement Agent, received warrants (“Third Placement Agent Warrants”) to purchase (a) 86,377 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price of $2.00 per share, and (b) 86,377 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price of $1.00 per share.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, CUR Holdings entered directly into content licensing agreements (“New Music Label Agreements”) with the three major music labels (the “Music Labels”). Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings paid Label Advances due to the Music Labels pursuant to the New Music Label Agreements in the aggregate amount of $2,500,000. In addition, CUR Holdings issued the Music Labels warrants to purchase an aggregate of 1,750,000 shares of common stock of CUR Holdings, at an exercise price of $1.00 per share.

The Company joined the New Music Label Agreements, while the other two New Music Label Agreements provide CÜR Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements provide for a grant to the Company of immediate terminable sublicenses, which will enable the Company to digitally distribute sound recordings and related materials owned or controlled by the those Music Labels in connection with the Company’s Internet music service, CÜR Music.

On November 16, 2017, the Board of Directors of CUR Holdings increased the number of members constituting the Board of Directors from one (1) to three (3). The Board of Directors of Holdings then appointed Thomas Brophy, the Company’s President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and a member of the Company’s Board of Directors, and Edward P. Swyer, a member of the Board of Directors of the Company, as members of the Board of Directors of CUR Holdings, to fill the two vacancies resulting from the increase to the number of seats on the Board of Directors, to serve until their successors shall be duly appointed, unless they resign, are removed from office, or are otherwise disqualified from serving as directors for CUR Holdings.

Immediately following the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings issued one (1) share of its Series B voting preferred stock (“Series B Preferred Stock”) to William F. Duker, the President and Treasurer of CUR Holdings, and a member of the Board of Directors of CUR Holdings. Pursuant to the Certificate of Designation of Series B Voting Preferred stock of CUR Holdings (the Series B Certificate of Designation”), Mr. Duker, the holder of the Series B Preferred Stock, has the right (a) to elect the number of directors on the Board of Directors of CUR Holdings constituting the majority, and (b) to approve any merger (including the Merger), asset sale (including the Asset Transfer), or other fundamental transaction to be effected by CUR Holdings.

As mentioned above, if the Company receives SEC Clearance (or, at the discretion of the Board of Directors of the Company and CUR Holdings, as described above), CUR Holdings will consummate the Merger. The Company and CUR Holdings anticipate that the Merger, if consummated, will qualify as a tax-free reorganization under the U.S. Internal Revenue Code.

The Company and CUR Holdings anticipate that, if the Merger is consummated:

•	the stockholders of CUR Holdings will receive, in exchange for all of their issued and outstanding shares of capital stock of CUR Holdings (including all issued and outstanding shares of preferred stock of CUR Holdings), shares of the Company’s capital stock (including shares of preferred stock of the Company), at an exchange rate of 1-for-1, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants to purchase shares of common stock of CUR Holdings will be exchanged for warrants to purchase shares of the Company’s common stock, at the same ratio at which shares of outstanding capital stock of CUR Holdings are exchanged for shares of the Company’s capital stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	the principal and any accrued and unpaid interest due under the Company’s existing 12% unsecured convertible promissory notes (the “Unsecured Notes”) will convert into units of the Company’s securities, at a conversion price of $2.00 of principal and interest due under said note per unit, each consisting of (a) one (1) share of the Company’s common stock, and (b) a 5-year warrant to purchase one (1) share of the Company’s common stock for every share of the Company’s common stock received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will be assigned and transferred to the Company, and the Company will become the payee under such note’

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by CUR Holdings;

•	the Company will assume the obligations under the $2,500,000 New Note; and

•	the Company will assume the New Music Label Agreements with the Music Labels.

As mentioned above, if there is an SEC Revocation of the Company’s common stock under the Exchange Act (or, at the discretion of the Board of Directors of the Company and CUR Holdings, as described above), the Company and CUR Holdings will consummate the Asset Transfer.

The Company and CUR Holdings anticipate that, if the Asset Transfer is consummated:

•	the Company’s stockholders will receive, in exchange for all of the assets and liabilities constituting the Company’s Music Streaming Business, shares of capital stock of CUR Holdings, at an exchange rate of 1-for-1 of equivalent classes of preferred and common stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants and stock options to purchase shares of the Company’s common stock will be exchanged for warrants and stock options to purchase shares of common stock of CUR Holdings, at the same ratio at which shares of the Company’s outstanding capital stock are exchanged for shares of capital stock of CUR Holdings, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	if necessary, the Board of Directors of CUR Holdings will adopt an Equity Incentive Plan (the “EIP”) with such number of shares available under the EIP that equals 15% of the fully diluted capitalization of CUR Holdings after giving effect to the Asset Transfer, covering outstanding stock options to purchase shares of the Company’s common stock, and for the future issuance, at the discretion of the Board of Directors of CUR Holdings, of incentive awards to officers, key employees, consultants and directors;

•	the principal and any accrued and unpaid interest due under the Company’s existing Unsecured Notes will convert into units of securities of CUR Holdings, at a conversion price of $2.00 per unit, each unit consisting of (a) one (1) share of common stock of Holdings, and (b) a 5-year warrant to purchase one (1) share of common stock of CUR Holdings for every share of common stock of CUR Holdings received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will remain payable to CUR Holdings;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by CUR Holdings as partial consideration for the transfer to CUR Holdings of the assets and liabilities constituting the Company’s Music Streaming Business;

•	CUR Holdings will remain responsible for the obligations under the $2,500,000 New Note; and

•	and sublicenses under the New Music Label Agreements with the Music Labels will terminate, to the extent applicable

Simultaneously with the closing of the CUR Holdings Offerings, shareholders representing at least fifty-one percent (51%) of the voting capital stock of each of the Company and CUR Holdings, and of the Unit Purchasers in the Preferred Stock Unit Offering and Secured Noteholders in the Secured Note Assignment transaction, entered into voting agreements, pursuant to which they agreed to vote in favor of the Combination Transaction, as applicable.

In the event the Merger is consummated, the Company agreed that promptly, but no later than 120 calendar days from the consummation of the Merger, the Company will file a registration statement (on Form S-1, or similar form) with the SEC (the “Registration Statement”) covering (a) the shares of common stock underlying the Unit Shares and Unit Warrants issued in connection with the Preferred Stock Unit Offering, (b) the shares of common stock underlying New Note Warrants issued in connection with the $2.5 Million Note Offering, (c) the shares of common stock underlying the Placement Agent Warrants and the Additional Placement Agent Warrants, and (d) the Secured Note Conversion Shares and the shares of common stock underlying the Secured Note Conversion Warrants issued in connection with the Secured Note Assignment Transaction (the “Registrable Securities”). The Company will use its commercially reasonable efforts to ensure that the Registration Statement is declared effective by the SEC within 210 days of filing with the SEC. Any cutback resulting from the removal of any of the Registrable Securities from the Registration Statement in response to a comment from the Staff of the SEC limiting the number of shares of common stock which may be included in the Registration Statement, shall be allocated on a pro rata basis, based on the total number of such shares held by or issuable to each holder. The Company will keep the Registration Statement “evergreen” for at least one (1) year from the date it is declared effective by the SEC, or for such shorter period ending on the sale of all Registrable Shares thereunder.

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

Research and Development Costs

All research and development costs, including costs to develop software used in the Company's applications, which do not meet the criteria for capitalization, are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2016 and 2015.

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

Derivative Liabilities

We do not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks; however, we have warrants that contain embedded derivatives. We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities. The Company evaluates embedded conversion features and bifurcates the embedded conversion feature if it is not clearly and closely related to the host agreement. The estimated fair values of the warrant liabilities were determined using a Black-Scholes option pricing model, which takes into account the probabilities of certain events occurring over the life of the warrants. The derivative liabilities are adjusted to their estimated fair values at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2016, the Company's cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued an Accounting Standards Update that simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. The Secured Notes and Unsecured Notes qualify for derivative treatment due to their embedded conversion feature. The guidance is effective for public business entities for annual periods beginning after December 15, 2018. Although early adoption is permitted for financial statement of fiscal years or interim periods that have not yet been issued or that have not yet been made available for issuance, the Company has not elected to early adopt.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	For the Years Ended December 31,
	2016	2015

REVENUES	$3,487	$-

OPERATING EXPENSES
Research and development	3,983,478	7,954,364
General and administrative	2,884,124	1,951,256
Stock based compensation	183,950	413,714
Depreciation and amortization	14,289	27,473
Loss on disposal of assets	14,909	-

TOTAL OPERATING EXPENSES	7,080,750	10,346,807

OTHER INCOME (EXPENSE)
Interest expense	(2,952,075)	(68,080)
Interest income	122	5,778
Loss on issuance of convertible debt	(120,266)	-
Extinguishment of derivative liabilities	-	(464,686)
Change in fair value of derivative liabilities	3,781,492	2,369,960

TOTAL OTHER INCOME	709,273	1,842,972

NET LOSS	$(6,367,990)	$(8,503,835)

Revenues

We have not generated any material revenues for the years ended December 31, 2016 or 2015.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2016 and 2015 were $7,080,750 and $10,346,807, respectively. The decrease in total operating expenses of $3,266,057, or approximately 31.6%, was primarily related to a decrease in research and development expenses of approximately $3,970,886 or 49.9%, a decrease in stock-based compensation of approximately $229,764 or 55.5% offset by an increase in general and administrative expenses of approximately $932,868 or 47.8%. The decrease in research and development expenses was primarily due to primarily due to a decrease in compensation costs related to our employee base as we experienced financial difficulties in 2016 and had to decrease our staffing and technical spending. The decrease in stock-based compensation was primarily due to the forfeiture of options resulting from the termination of employees. No expense needed to be recognized on forfeited options. The increase in general and administrative was primarily due to payments to the major Music Labels, an increase in costs related to raising capital for a financing that did not close and an increase in compensation costs related to the hiring of James Urie as Interim Chief Executive Officer.

Research and Development Expenses

For the years ended December 31, 2016 and 2015, research and development expenses were $3,983,478 and $7,954,364, respectively. Research and development expenses decreased by $3,970,886, or approximately 49.9%, primarily due to a $2,409,866 decrease in employee compensation costs as we experienced financial difficulties in 2016 and had to decrease our staffing, a $1,401,315 decrease in technical spending, a $1,010,079 decrease in marketing and advertising expenses, offset by a $550,078 increase in content costs.

General and Administrative Expenses

For the years ended December 31, 2016 and 2015, general and administrative expenses were $2,884,124 and $1,951,526 respectively. General and administrative expenses increased by $932,868, or approximately 47.8%, primarily due to an increase of $967,402 in non-cash costs related to warrants issued to content providers, an increase of $546,662 in marketing and advertising costs associated with the media contract, offset by a decrease of $431,080 in professional expenses, including legal fees, accounting fees and investor relations costs. General and administrative expenses include wages expenses, facilities and professional fees.

Stock Based Compensation Expenses

For the years ended December 31, 2016 and 2015, stock based compensation expenses were $183,950 and $413,714, respectively. Stock based compensation expenses decreased due to fewer shares and options being granted in 2016.

Other Income (Expense)

For the years ended December 31, 2016 and 2015, other income (expense) was $709,273 and $1,842,972 respectively. Other income (expense) decreased primarily due to a $2,883,995 increase in interest expense, a $120,266 loss on issuance of convertible debt offset by a $1,411,532 increase in the change in the fair value of derivative liabilities and a $464,686 loss on extinguishment of derivative liabilities for the year ended December 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2016, cash and cash equivalents were approximately $1,508, as compared to $734 at December 31, 2015.

As of December 31, 2016, we had a working capital deficit of $8,664,956. As of December 31, 2015, we had a working capital deficit of $4,288,488. The decrease of $4,376,468 in working capital was attributable to an increase in accounts payables, an increase in accrued and other current liabilities, an increase in current convertible promissory notes, net, offset by a decrease in derivative liabilities.

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

On April 12, 2016, April 15, 2016, May 26, 2016, June 7, 2016 and July 20, 2016, we entered into Purchase Agreements with certain Secured Buyers, pursuant to which the Secured Buyers purchased Secured Notes in the aggregate principal amount of $2,515,000 (before deducting placement agent fees and expenses of approximately $282,454).

The net proceeds from the CUR Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the CUR Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances to the Music Labels sufficient to allow CUR Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the CUR Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, to be negotiated into structured settlements, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

Our original agreements with UMG and SME have been terminated and we are in default of our original agreement with WMG. Simultaneously with the closings of the CUR Holdings Offerings, CUR Holdings and the Company entered into the New Music Label Agreements with UMG, SME and WMG. We also plan to enter into content licensing agreements with certain independent music labels, music publishers and performance rights organizations. The cost of entering into our previous content licensing agreements with major music labels, performance rights organizations and publishers including legal and consulting fees was approximately $9,000,000, the majority of which was initial prepayments to content providers. The Company was unable to raise the capital to enable it to pay the prepayments to content providers. As soon as the Post-Closing Line of Credit is in place with CUR Holdings,, we intend to have a dedicated team of software engineers, led by our Chief Technology Officer and Chief Operating Officer, working on enhancing the technology platform, as well as the iOS and Android applications and the CÜR Music website.

Not including non-cash expenses, we have spent approximately $21.6 million on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, for the time period since the Contribution in January 2014 through the date of this filing. Of the total $21.6 million, a total of approximately $15.9 million is related to research and development and approximately $5.7 million is related to general and administrative costs.

In order to bring CÜR Music to market, we need to raise a substantial amount of capital, to implement our business plan, market CÜR Music, for content license costs, and for general working capital. We expect that the net proceeds from the CUR Holdings Offerings will be available to us and represented by the Post-Closing Line of Credit Note. There can be no assurance that additional financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or seek a similar transaction. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,649,393 for the year ended December 31, 2016, as compared to net cash used of $7,976,945 for the year ended December 31, 2015. The decrease of $5,327,552, or 66.8%, in net cash used in operations was primarily due to an increase in non-cash interest expense of $2,464,833, a decrease in net loss of $2,135,845, an increase in accounts payable of $1,831,581, an increase in accrued liabilities and other current liabilities of $1,770,194, an increase in non-cash label warrant expense of $967,402, offset by a $3,781,492 change in the fair value of derivative liabilities

Net Cash Used in Investing Activities

During the years ended December 31, 2016 and 2015, we used $0 and $19,706, respectively, of cash in investing activities. The cash used in investing activities in the year ended December 31, 2015 was for the purchase of computers and related hardware, software, other office equipment such as phones and tablets associated with additional staff and development and testing as well as the cost to register our trademark for CÜR. The current year decrease was due to the company not spending any funds on equipment.

Net Cash Provided by Financing Activities

During the years ended December 31, 2016 and 2015, we received $2,656,000 and $1,972,500, respectively, in proceeds from the sale of Secured and Unsecured Notes. In addition, in 2015 we received $2,819,366 in proceeds from the issuance of Common Stock and warrants related to the Offer to Amend and Exercise Warrants.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures\

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures existing as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), concluded that our disclosure controls and procedures were not effective as of such date.

Our management plans to initiate a series of measures to address these material weaknesses. We are working as quickly as possible to implement these initiatives.

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

Our management, currently consisting of Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2016, based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

During the year ended December 31, 2016, and through the date hereof, the following changes occurred in our internal control over financial reporting:

•	On April 28, 2016, Jay Samit resigned as a member of our Board of Directors. As a result of his resignation, Mr. Samit relinquished his roles as a member of our Compensation Committee, our Nominating and Corporate Governance Committee and our Audit Committee.

•	On August 11, 2016, Sanjan Dhody resigned as a member of the Board of Directors. As a result of his resignation, Mr. Dhody relinquished his roles as a member of our Compensation Committee and our Audit Committee, including as our "audit committee financial expert."

•	On August 12, 2016, James Urie resigned as Executive Chairman of the Board of Directors. He also resigned as our Interim President and Interim Chief Executive Officer as of such date. As a result of his resignation, Mr. Urie relinquished his role as the Company's "Principal Executive Officer" for Securities and Exchange Commission ("SEC") reporting purposes.

•	On August 16, 2016, we terminated Kelly Sardo as our Chief Financial Officer and Treasurer. As a result of her termination as Chief Financial Officer and Treasurer, Ms. Sardo no longer serves as the Company's "Principal Financial and Accounting Officer" for SEC reporting purposes.

•	On August 16, 2016, we terminated William Campbell as our Chief Strategy Officer. On August 20, 2016, William Campbell resigned as a member of the Board of Directors. As a result of his resignation, Mr. Campbell relinquished his roles as a member of our Nominating and Corporate Governance Committee and our Audit Committee.

•	On August 16, 2016, we were forced to lay off all of our employees and cease significant operations, other than capital raising activities meant to continue with our Music Streaming Business.

•	On October 31, 2017, Thomas Brophy, a Director of ours, was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and our "Principal Executive Officer and Principal Accounting Officer" for SEC reporting purposes.

•	On November 16, 2017, William West Duker and Edward P. Swyer were appointed as members of our Board of Directors.

As a result of the foregoing, the matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

•	lack of a functioning Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee, and a lack of independent directors on our Board of Directors, resulting in ineffective

•	oversight in the establishment and monitoring of required internal controls and procedures;

•	inadequate segregation of duties consistent with control objectives, including lack of personnel resources and technical accounting expertise within the accounting function; and

•	ineffective controls over period end financial disclosure and reporting processes.

These changes, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, were identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2016.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following measures:

•	We plan to appoint directors to our Board we deem to be “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934;

•	We plan to make appointments to our Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee, including an "audit committee financial expert" as defined by applicable SEC rules, that has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations;

•	We plan to create a position to segregate duties consistent with control objectives and hire a Chief Financial Officer and other personnel resources with technical accounting expertise within the accounting function.

We are working as quickly as possible to implement these initiatives subject to the availability of required resources.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

Other than as previously described, there has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2016, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding the Company's current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer

Thomas Brophy	50	President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer	January 28, 2014 (1)
James Urie	65	Executive Chairman of the Board, Interim President and Interim Chief Executive Officer	April 29, 2016 (2)
Kelly Sardo	51	Chief Financial Officer, Secretary and Treasurer	May 26, 2015 (3)
John Egazarian	47	Head of Product, Chief Operating Officer	May 26, 2015 (4)
Michael Betts	53	Chief Technology Officer	November 13, 2014 (5)
J.P. Lespinasse	40	Chief Marketing Officer	March 30, 2015 (6)
Joseph LaPlante	73	Chief Content Officer	April 6, 2015 (7)
Sanjan Dhody	46	Director	September 29, 2015 (8)
Jay Samit	56	Director	November 3, 2015 (9)
William Campbell	51	Chief Strategy Officer and Director	January 14, 2016 (10)
Robert B. Jamieson	70	Director	January 28, 2014 (11)
William W. (“West”) Duker	29	Director	November 16, 2017
Edward P. Swyer	68	Director	November 16, 2017

_____________

(1)	On April 29, 2016, Thomas Brophy’s title changed from President, Chief Executive Officer, and Chairman of the Board to Founder. On October 31, 2017, Mr. Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer.
(2)	On April 29, 2016, James Urie was appointed as our Executive Chairman of the Board, and as our Interim President and Interim Chief Executive Officer. On August 12, 2016, Mr. Urie resigned as our Executive Chairman of the Board, and as our Interim President and Interim Chief Executive Officer.
(3)	On August 16, 2016, we terminated Kelly Sardo as our Chief Financial Officer and Treasurer. Ms. Sardo continues to serve as our Secretary.
(4)	On August 16, 2016, we terminated John Egazarian as our Chief Operating Officer. On January 2, 2018, Mr. Egazarian was appointed as our Head of Product, Chief Operating Officer.
(5)	On August 16, 2016, we terminated Michael Betts as our Chief Technology Officer. On January 8, 2018, Mr. Betts was appointed as our Chief Technology Officer.
(6)	On August 16, 2016, we terminated J.P. Lespinasse as our Chief Marketing Officer.
(7)	On August 16, 2016, we terminated Joseph LaPlante as our Chief Content Officer.

(8)	On August 11, 2016, Sanjan Dhody resigned as a member of our Board of Directors.
(9)	On April 28, 2016, Jay Samit resigned as a member of our Board of Directors.
(10)	On January 14, 2016, William Campbell was appointed as a member of our Board of Directors. On April 29, 2016, Mr. Campbell was appointed as our Chief Strategy Officer. On August 16, 2016, William Campbell was terminated as our Chief Strategy Officer. On August 20, 2016, Mr. Campbell resigned as a member of the Board of Directors
(11)	On January 13, 2016, Robert B. Jamieson resigned as the Company's Vice Chairman of the Board of Directors.

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

Our Board of Directors is authorized to consist of five (5) members, and currently consists of three (3) members. Executive officers are appointed by the Board and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Thomas Brophy, 50, President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer. Mr. Brophy has been involved in Executive roles of start-ups and growth companies since 1994. Mr. Brophy was the CFO of Interactive Search Holdings ("ISH") where he helped build a search toolbar business that propelled the company to be a leader in the industry. The Company was also one of the first companies to mass distribute smiley emoticons. ISH was acquired by Ask Jeeves, and subsequently, Ask Jeeves was acquired by Interactive Corp. (IACI). Mr. Brophy started his career at Deloitte & Touche, has been the Chief Financial Officer of several startup and growth companies, and had successful exits and has also been the Chief Financial Officer of a public company. Mr. Brophy is a graduate of the University of Connecticut.

James Urie, 65, Executive Chairman of the Board, Interim President and Interim Chief Executive Officer. Mr. Urie has more than 40 years of experience in the music industry, which has included executive and marketing positions involving both the creative and sales sides of the industry. He is a skilled digital marketing and sales executive uniquely experienced in large organizational structures and functionalities. From July 1996 through January 2015, he worked in various executive capacities for Universal Music Group Distribution ("UMGD"), the former multi-billion dollar sales and marketing division of Universal Music Group, including more than 12 years as Chief Executive Officer (January 2003-January 2015), more than 16 years as President (August 1998-Janaury 2015) and more than two years as Executive Vice President/General Manager (July 1996-August 1998). During his tenure at UMGD, Mr. Urie built the distribution company that would take the lead on issues confronting the music industry, including the challenging transition to digital. In addition, during his tenure, UMGD was twice named as one of the five finalists for best U.S. sales organization by Forbes/American Business Awards, and Mr. Urie was named best sales executive by that organization. He also was the National Association of Recording Merchandiser's 2010 recipient of the Presidential Award for Sustained Executive Achievement. He has served as a Board Member for Austin City Limits since March 2015, and as a Senior Advisor to the Advisory Board of Alchemy Copyrights since February 2015. Mr. Urie has a Bachelor of Arts degree in Business Administration from the University of Maryland, which he received in 1974.

Kelly Sardo, 51, Chief Financial Officer, Secretary and Treasurer. Ms. Sardo has almost 30 years of experience in finance and operations management with financial services and global multi-billion dollar organizations. She joined the Company in February 2014 from the accounting firm of Blum Shapiro where she was responsible for tax strategy and valuation consulting for large and small privately held companies since 2005. Prior to Blum Shapiro, Ms. Sardo held many roles within CIGNA’s Financial Development Program, most notably as Controller for the corporation. Prior to that, she was a Senior Accountant with Deloitte & Touche. She holds a B.S. degree in Accountancy from Bentley University and is certified in the State of Connecticut.

John Egazarian, 47, Head of Product, Chief Operating Officer. Mr. Egazarian has over 20 years of experience leading the delivery of innovative software initiatives in complex, competitive environments. Since August 2016, he served in the role of Project Director with Cognizant, Inc., a multi-national consulting company. From May 2015 through August 2016, he served as our Chief Operating Officer. Before this, commencing in February 2014, he served as our Senior Vice President of Mobile Solutions. Prior to joining our company, Mr. Egazarian led eBusiness for Fallon Community Health beginning in January 2012. Mr. Egazarian held leadership roles at Travelers Insurance from June 2008 through December 2011. Prior to that, he held various positions at WellPoint and TRC Companies. He started his career as in product delivery and project execution at Arthur Anderson. Mr. Egazarian is a graduate of the University of Connecticut, where he received a Bachelor of Arts degree in political science in 1993.

Michael Betts, 54, Chief Technology Officer. Mr. Betts is a veteran software professional with over 25 years of successfully delivering software solutions. Since August 2016, he served in the role of independent technical consultant with Software Development Group, a company that provides technical consulting services. From November 2014 through August 2016, he served as our Chief Technology Officer. Before this, commencing in May 2012, he served as our Senior Platform Architect. Prior to this, Mr. Betts was Chief Technology Officer, Architect at Artbox LLC, which he joined in September 2009. Prior to Artbox, he was Principal of Software Development Group LLC, whose major clients included Konica-Minolta, HP, NIST, and Microsoft. Mr. Betts received a Master’s Degree in Computer Science from Rensselaer Polytechnic Institute in 1995 and a B.S. degree in Computer Science Engineering / Electrical Engineering from the University of Connecticut in 1985.

J.P. Lespinasse, 40, Chief Marketing Officer. Mr. Lespinasse is a marketing executive with dynamic brand experience. Over the past 16 years, Mr. Lespinasse has made a name for himself in marketing, public relations, and digital at Gap, Nokia, the National Basketball Association, and Viacom/BET Networks. Before joining us in March 2015, Mr. Lespinasse was with BET Networks beginning in May 2011, where he led the social media and digital marketing teams. Prior to BET Networks, beginning in May 2008, Mr. Lespinasse was in the marketing group at the National Basketball Association. Starting in October 2004, he led global experiential marketing for Nokia. Mr. Lespinasse has a degree in Economics from the University of Pennsylvania's Wharton School, from which he graduated in 1998. In addition, Mr. Lespinasse has been a club/lounge DJ since 1995. Over the past 20 years, he has played music for crowds in numerous cities in the U.S. and abroad, including New York, Miami, Aspen, San Francisco, Helsinki, Florence, Brussels, and London.

Joseph LaPlante a/k/a Jay Clark, 74, Chief Content Officer. Mr. LaPlante joined our team in April 2015. Prior to joining CUR, Mr. LaPlante founded Jay Clark Productions where he served many clients including MultiPlatform Media where he performed due diligence for terrestrial radio acquisitions and other clients since January 2009. From June 2010 through September 2012, he was the Chief Programming Officer of MultiPlatform Media Corp and Vice Chairman of the Board of Directors of MPM Capital Management in addition to his consulting company. Mr. LaPlante was the former Executive Vice President of Programming at Sirius Satellite Radio where he developed and innovated over 100 Sirius' stations, creating a new media powerhouse and changing the face of radio from April 2002 to January 2008. Mr. LaPlante brings over 30 years of radio experience to CÜR Media working at many leading broadcast groups, including Infinity Broadcasting, ABC Radio Inc., Greater Media and Entercom. Mr. LaPlante is responsible for planning and building out a team at CÜR Media to execute on our genre category strategy, which includes curating music for our users.

Sanjan Dhody, 46, Director. Mr. Dhody has been a Managing Director at Deutsche Bank since 2005. His team advises some of the wealthiest families in the U.S., Europe and Latin America. He was ranked by Barron's as the number 1 advisor in Florida in 2013 and one of the top 15 advisors in the U.S. in 2014. Prior to joining Deutsche Bank, Mr. Dhody led a team at Lehman Brothers Private Client Group where he built a significant High Net Worth advisory practice complemented by a focus on equity, fixed income and structured solutions for sophisticated investors. Before joining Lehman Brothers in 1996, he worked at Citicorp Global Emerging Markets Group in London. He has also serviced on the New York Committee of Human Rights Watch. Mr. Dhody received his MBA from Richmond College, London - UK and a BBA (hons) from St. Xaviers College, Calcutta University India.

Jay Samit, 56, Director. Mr. Samit is the current CEO of SeaChange International, Inc. (NASDAQ: SEAC), a leading global innovator in multi-screen video software and services. Prior to joining SeaChange International in 2014, Mr. Samit was President at ooVoo, a social video chat service with more than 100 million users, and served as CEO of SocialVibe, a digital advertising technology company powering engagement for some of the world's top brands. Before that, Mr. Samit held senior executive roles with Sony and EMI, where he spearheaded numerous digital media efforts, and at Universal Studios, where he developed the first million-member social network for college students. A serial entrepreneur, Mr. Samit helped to innovate some of the first video technology with Intel and Microsoft, as well as launch the first multi-party video communications platform on mobile. An active philanthropist, Mr. Samit was appointed to the White House's initiative for education and technology by President Bill Clinton and Vice President Al Gore, where he helped gain Internet access for the nation's schools. Mr. Samit is an adjunct professor at University of Southern California's Viterbi School of Engineering and teaches a course in building high-tech startups and has a published a New York Times' best seller "Disrupt You!".

William Campbell, 51, Director. Mr. Campbell is the Founder of Barefoot Media LLC, a consulting firm focused on assisting start-ups with funding, digital strategy, business and financial modeling, and negotiations. Barefoot's clients extend across a wide range of verticals including, digital music, streaming video, media, beauty and fragrance, packaged goods, clean energy, film and TV. Prior to founding Barefoot Media, Bill was Senior Vice President, Global Digital Business, Universal Music Group as well as Senior Vice President, US Digital Business Development at Sony Music Entertainment. Where his responsibilities included content licensing, channel development, and strategic partnerships for the distribution of the labels' content, including subscription services, a la carte downloads, mobile apps, streaming audio and video services, live audio products, D2C and cloud-based music services across a variety of content delivery platforms. Bill's responsibilities also included negotiating and structuring key business terms, creating financial models, growing existing partners' revenue, evaluating and recommending investment opportunities, and exploring new technologies. Mr. Campbell holds a JD from Seton Hall University School of Law and a BA in History from the University of Richmond.

Robert B. Jamieson, 70, Vice Chairman, Director. Mr. Jamieson is a well-known leader in the music industry, respected for his 30-year record of delivering dramatic turnaround results (domestic and global) in the face of tough business and market conditions. In a particularly celebrated industry accomplishment, as Chairman and CEO, RCA Music Group, BMG North America, Mr. Jamieson led the historic, high-profile turnaround of RCA Records. He revived the oldest US record label, taking it from its twenty (20) year industry low position to that of a top competitive player. His impressive turnaround became the subject of a Harvard Business School Case Study, showcasing innovation. Mr. Jamieson was involved in the signings of several music industry superstars including Dave Matthews, Christina Aguilera, Kings of Leon, Foo Fighters, among others.

William W. (“West”) Duker, 29, Director. Mr. Duker is a Managing Director of Rational Enterprise, a technology company that develops and sells enterprise software for information governance, data analytics, and electronic discovery. At Rational, Mr. Duker leads company-wide Marketing, including for its subsidiary, SiteLogistix, a litigation support services provider. Mr. Duker holds a Bachelor of Science degree from New York University’s Leonard N. Stern School of Business.

Edward P. Swyer, 68, Director. Mr. Swyer serves as the President at the Swyer Companies. Mr. Swyer is also a Managing Partner at Selected Properties of the Northeast. Mr. Swyer is a serial entrepreneur who has founded and grown several successful companies, including Capital Bank & Trust, the Swyer Companies, and Selected Properties of the Northeast. He served on the Boards of Central Hudson Gas & Electric Co. and Capital Bank & Trust Co. Mr. Swyer is a Member of Advisory Board at FA Technology.

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

We believe that the following filings were either made late or not filed pursuant to Section 16(a) of the Exchange Act:

•	On January 14, 2016, William Campbell was appointed as a member of our Board of Directors. In connection with his appointment, the Company granted Mr. Campbell, under the Company's 2015 Plan, 10-year non-qualified options to purchase 100,000 shares of the Company's Common Stock, 50% of which were to vest on the date of grant, and the remainder of which were to vest pro rata on a monthly basis for the two years thereafter. No Form 3 was filed on Mr. Campbell’s behalf. On April 29, 2016, Mr. Campbell was appointed as our Chief Strategy Officer. In connection with his appointment, the Company granted Mr. Campbell, under the Company's 2015 Plan, additional 10-year non-qualified options to purchase 25,000 shares of the Company's Common Stock No Form 4 was filed on Mr. Campbell’s behalf. On August 16, 2016, Mr. Campbell was terminated as our Chief Strategy Officer. On August 20, 2016, Mr. Campbell resigned as a member of the Board.

•	On April 29, 2016, James Urie was appointed as our Executive Chairman of the Board, and as our Interim President and Interim Chief Executive Officer. In connection with his appointment, the Company granted Mr. Urie, under the Company's 2015 Plan, 10-year non-qualified stock options to purchase 50,000 shares of the Company's Common Stock. No Form 3 was filed on Mr. Urie’s behalf. On August 12, 2016, Mr. Urie resigned as our Executive Chairman of the Board, and as our Interim President and Interim Chief Executive Officer.

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

Board Committees

Our Board of Directors currently has three (3) members, Thomas Brophy, William West Duker and Edward P. Swyer. Mr. Brophy serves as our Chairman. Our Board of Directors is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

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

Audit Committee

The Audit Committee (a) assists the Board of Directors in fulfilling its oversight of: (i) the quality and integrity of the Company's financial statements; (ii) the Company's compliance with legal and regulatory requirements relating to the Company's financial statements and related disclosures; (iii) the qualifications and independence of the Company's independent auditors; and (iv) the performance of the Company's independent auditors; and (b) prepares any reports that the rules of the Securities and Exchange Commission (the "SEC") require be included in the Company's annual proxy statement.

The members of the Audit Committee were Sanjan Dhody, as Chairman, Jay Samit and William Campbell, until their resignations from the Board of Directors on August 11, 2016, April 28, 2016, and August 20, 2016, respectively. None of the current members of our Board of Directors have been appointed to the Audit Committee. However, we expect to make appointments to the Audit Committee in the future. In the meantime, our entire Board of Directors presently serves the functions of an Audit Committee.

A current copy of the Audit Committee's charter is available on the Company's website at www.curmusic.com.

Compensation Committee

The Compensation Committee (a) assists the Board of Directors in discharging its responsibilities with respect to compensation of the Company's executive officers and directors, (b) evaluates the performance of the executive officers of the Company, and (c) administers the Company's stock and incentive compensation plans and recommends changes in such plans to the Board of Directors as needed.

The members of the Compensation Committee were Jay Samit and Sanjan Dhody, until their resignations from the Board of Directors on April 28, 2016 and August 11, 2016, respectively. None of the current members of our Board of Directors have been appointed to the Compensation Committee. However, we expect to make appointments to the Compensation Committee in the future. In the meantime, our entire Board of Directors presently serves the functions of a Compensation Committee.

A current copy of the Compensation Committee's charter is available on the Company's website at www.curmusic.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board of Directors in (a) identifying qualified individuals to become directors, (b) determining the composition of the Board of Directors and its committees, (c) developing succession plans for executive officers, (d) monitoring a process to assess Board of Directors effectiveness, and (e) developing and implementing the Company's corporate governance procedures and policies.

The members of the Nominating and Corporate Governance Committee were William Campbell and Jay Samit, until their resignations from the Board of Directors on August 20, 2016 and April 28, 2016, respectively. None of the current members of our Board of Directors have been appointed to the Nominating and Corporate Governance Committee. However, we expect to make appointments to the Nominating and Corporate Governance Committee in the future. In the meantime, our entire Board of Directors presently serves the functions of a Nominating and Corporate Governance Committee.

A current copy of the Nominating and Corporate Governance Committee's charter is available on the Company's website at www.curmusic.com.

Shareholder Communications

Nominations of persons for election to the Board of Directors and the proposal of business to be transacted by the stockholders may be made at an annual meeting of stockholders (i) by or at the direction of the Board of Directors or (ii) by any stockholder of record of the Company who is entitled to vote at the meeting and who complies with the notice procedures set forth in Section 1.2 of our Amended and Restated Bylaws.

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

A person is not eligible for election or re-election as a director at an annual meeting of stockholders unless the person is nominated (i) by a stockholder of record in accordance with clause (iii) of Section 1.2(a) of our Amended and Restated Bylaws or (ii) by or at the direction of the Board of Directors (or a duly authorized committee thereof).

Only such business shall be conducted at an annual meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in Section 1.2 of our Amended and Restated Bylaws.

Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected (a) by or at the direction of the Board (or a duly authorized committee thereof) or (b) by any stockholder of record who is entitled to vote at the meeting and who complies with the notice procedures set forth in Section 1.2 of our Amended and Restated Bylaws.

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

A person is not eligible for election or re-election as a director at a special meeting of stockholders unless the person is nominated (i) by or at the direction of the Board of Directors (or a duly authorized committee thereof) or (ii) by a stockholder of record in accordance with the notice procedures set forth in Article I of our Amended and Restated Bylaws.

Subject to certain exceptions, special meetings of stockholders may be called only by (a) the Chairman of the Board, (b) the Chief Executive Officer of the Company or (c) the Board of Directors (the previous provision of the Amended and Restated Bylaws provided that special meetings of stockholders may be called by the Chairman of the Board, the President, the Vice President (if any), or the Secretary of the Company at the request in writing of the majority of the members of the Board of Directors or holders of a majority of the total voting power of all outstanding shares of stock of the Company then entitled to vote).

Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting by or at the direction of the Board of Directors (the previous provision of the Bylaws provided that only such business as is specified in the notice of special meeting shall come before such meeting).

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2016 and 2015 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2016 and 2015; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2016 and 2015; and (iii) all individuals that served as executive officers of ours at any time during the fiscal years ended December 31, 2016 and 2015 that received annual compensation during the fiscal years ended December 31, 2016 and 2015 in excess of $100,000.

Name & Principal Position	Fiscal Year ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Brophy President, Chief Executive Officer and	2016	62,500	0	0	0	0	125,000	0	187,500
Chairman of the Board (1)	2015	208,333	50,000	0	0	0	41,669	0	300,000

Kelly Sardo Chief Financial Officer,	2016	37,500		0	68,118	0	68,750	0	174,368
Secretary and Treasurer (2)	2015	115,417		0	0	0	18,570	0	134,164

John Egazarian	2016	56,250	0	0	48,657	0	103,125	0	208,032
Chief Operating Officer (3)	2015	178,125	0	0	0	0	28,125	0	206,250

Michael Betts	2016	37,500	0	0	69,666	0	68,750	0	175,916
Chief Technology Officer (4)	2015	124,999	0	0	0	0	18,750	0	143,749

J.P. Lespinasse	2016	56,250	0	0	0	0	75,000	0	131,250
Chief Marketing Officer (5)	2015	151,562	0	0	27,003	0	18,750	0	207,315

Joseph LaPlante	2016	37,500	0	0	0	0	68,750	0	106,250
Chief Content Officer (6)	2015	89,584	0	0	7,006	0	18,750	0	135,340

William Campbell Chief Strategy Officer (7)	2016	28,125	0	0	45,691	0	28,125	0	101,941

_______________

(1)

On January 28, 2014, Mr. Brophy was appointed as our President, Chief Executive Officer, interim Chief Financial Officer, and Treasurer. On May 26, 2015, he resigned as our interim Chief Financial Officer and Treasurer, and was appointed as our Chairman of the Board. On April 29, 2016, Thomas Brophy’s title changed from President, Chief Executive Officer, and Chairman of the Board to Founder. On October 31, 2017, Mr. Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer.

(2)

On May 26, 2015, Ms. Sardo was appointed as our Chief Financial Officer, Secretary and Treasurer. On August 16, 2016, we terminated Ms. Sardo as our Chief Financial Officer and Treasurer. At this time, Ms. Sardo continues to serve as our Secretary.

(3)

On May 26, 2015, Mr. Egazarian was appointed as our Chief Operating Officer. On August 16, 2016, we terminated Mr. Egazarian as our Chief Operating Officer. On January 2, 2018, Mr. Egazarian was appointed as our Head of Product, Chief Operating Officer.

(4)

On November 13, 2014, Mr. Betts was appointed as our interim Chief Technology Officer. On May 26, 2015, the interim tag was removed from his title. On August 16, 2016, we terminated Mr. Betts as our Chief Technology Officer. On January 8, 2018, Mr. Betts was appointed as our Chief Technology Officer.

(5)	On March 30, 2015, Mr. Lespinasse was appointed as our Chief Marketing Officer. On August 16, 2016, we terminated Mr. Lespinasse as our Chief Marketing Officer.

(6)	On April 6, 2015, Mr. LaPlante was appointed as our Chief Content Officer. On August 16, 2016, we terminated Mr. LaPlante as our Chief Content Officer.

(7)	On April 29, 2016, Mr. Campbell was appointed as our Chief Strategy Officer. On August 16, 2016, we terminated Mr. Campbell as our Chief Strategy Officer.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the fiscal year ended December 31, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Thomas Brophy(1)	9,800	0	0	$0.52	4/1/2022	0	0	0	0
Thomas Brophy(1)	14,699	0	0	$0.52	10/1/2022	0	0	0	0
Thomas Brophy(1)	3,920	0	0	$0.52	12/30/2022	0	0	0	0
Thomas Brophy(1)	30,770	0	0	$13.00	3/11/2024	0	0	0	0
Thomas Brophy GRAT(2)	3,858	0	0	$1.04	2/2/2019	0	0	0	0
Thomas Brophy GRAT(2)	9,800	0	0	$0.0	10/17/2021	0	0	0	0
Kelly Sardo(3)	9,616	0	0	$13.00	2/19/2024	0	0	0	0
Kelly Sardo(3)	13,462	0	0	5.33	1/5/2026	0	0	0	0
John Egazarian(4)	2,940	0	0	$0.52	12/30/2022	0	0	0	0
	4,771	0	0	$13.00	1/28/2024	0	0	0	0
Michael Betts(5)	2,940	0	0	$0.52	5/7/2022	0	0	0	0
Michael Betts(5)	490	0	0	$0.52	1/1/2023	0	0	0	0
Michael Betts(5)	5,880	0	0	$1.04	8/1/2023	0	0	0	0
J.P. Lespinasse(6)	1,923	0	0	$13.00	3/30/2025	0	0	0	0
Joseph LaPlante(7)	1,924	0	0	$13.00	3/13/2024	0	0	0	0
	962	0	0	$13.00	4/6/2025	0	0	0	0

_______________

(1)

On January 28, 2014, Mr. Brophy was appointed as our President, Chief Executive Officer, interim Chief Financial Officer, and Treasurer. On May 26, 2015, he resigned as our interim Chief Financial Officer and Treasurer, and was appointed as our Chairman of the Board. On April 29, 2016, Thomas Brophy’s title changed from President, Chief Executive Officer, and Chairman of the Board to Founder. On October 31, 2017, Mr. Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer.

(2)

These options are held by Trust Under Article III of The Thomas E. Brophy 2004 Grantor Retained Annuity Trust Dated 3/2/2004 (the "Brophy Trust"). Karen P. Brophy, Mr. Brophy's wife, is the Trustee of the Brophy Trust.

(3)

On May 26, 2015, Ms. Sardo was appointed as our Chief Financial Officer, Secretary and Treasurer. On August 16, 2016, we terminated Ms. Sardo as our Chief Financial Officer and Treasurer. At this time, Ms. Sardo continues to serve as our Secretary.

(4)

On May 26, 2015, Mr. Egazarian was appointed as our Chief Operating Officer. On August 16, 2016, we terminated Mr. Egazarian as our Chief Operating Officer. On January 2, 2018, Mr. Egazarian was appointed as our Head of Product, Chief Operating Officer.

(5)

On November 13, 2014, Mr. Betts was appointed as our interim Chief Technology Officer. On May 26, 2015, the interim tag was removed from his title. On August 16, 2016, we terminated Mr. Betts as our Chief Technology Officer. On January 8, 2018, Mr. Betts was appointed as our Chief Technology Officer.

(6)	On March 30, 2015, Mr. Lespinasse was appointed as our Chief Marketing Officer. On August 16, 2016, we terminated Mr. Lespinasse as our Chief Marketing Officer.

(7)	On April 6, 2015, Mr. LaPlante was appointed as our Chief Content Officer. On August 16, 2016, we terminated Mr. LaPlante as our Chief Content Officer.

Director Compensation

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2016 by each individual who served as a director at any time during the fiscal year, other than Mr. Brophy who was not separately compensated for his Board service.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert B. Jamieson(1)	0	0	0	0	0	0	0
Sanjan Dhody(2)	0	0	0	0	0	0	0
Jay Samit(3)	0	0	0	0	0	0	0
William Campbell(4)	0	0	$44,696	0	0	0	$44,696
James Urie(5)	0	0	$132,000	0	0	0	$132,000

_______________

(1)	Mr. Jamieson resigned as Vice Chairman of the Board on January 13, 2016.

(2)	Mr. Dhody was appointed as a member of our Board on September 29, 2015. He resigned as a member of our Board on August 11, 2016.

(3) (4) (5)

Mr. Samit was appointed as a member of our Board on November 3, 2015. He resigned as a member of our Board on April 29, 2016.

Mr. Campbell was appointed as a member of our Board on January 13, 2016. He resigned as a member of our Board on August 16, 2016.

Mr. Urie was appointed as Chairman of the Board on April 29, 2016. He resigned as Chairman of the Board on August 16, 2016.

As of the fiscal year ended December 31, 2016, we had no plans in place and had never maintained any plans that provided for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we had no contracts, agreements, plans or arrangements, whether written or unwritten, that provided for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer's responsibilities following a change in control.

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

On April 29, 2016, Mr. Brophy’s title changed from President, Chief Executive Officer, and Chairman of the Board to Founder. On October 31, 2017, Mr. Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer

2015 John A. Lack Consulting Agreement

On March 25, 2015, we entered into the 2015 Consulting Agreement with John A. Lack, Chairman of our Board, to be effective as of January 28, 2015. Pursuant to the 2015 Lack Consulting Agreement, Mr. Lack will provide strategic advisory services to us on an independent contractor basis. The Consulting Agreement has a term of twelve (12) months. The services to be provided by Mr. Lack include, but are not limited to, the following:

•	Provide actionable feedback on development and execution of the Company's brand, marketing and sales strategies;

•	Using his contacts, introduce the Company to companies that could be potential strategic partners for the Company;

•	Using his contacts, introduce the Company to companies that could be potential distribution partners for the Company;

•	Provide actionable feedback on the design of the user interface and user experience of Company's applications, including (amongst others) the Company's music streaming application;

•	Use existing relationships with music companies (labels and publishers), including UMG, SME, WMG (among others) to negotiate licensing arrangements for the Company;

•	Advise on the selection and hire of senior executives for the Company;

•	Assist the Company in its financing activities;

•	Promote and champion the product via interviews and interactions with media, shareholders and all parties interested in CÜR's products; and

•	Participate in meetings with investors and potential investors at the request of the CEO.

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

John Egazarian Employment Agreement

On January 28, 2014, we entered into an Employment Agreement with Mr. Egazarian pursuant to which he served as our Vice President of Mobile Solutions. The term for the Agreement was not specified as it represents an "at will" contract of employment. Should Mr. Egazarian be terminated without cause, he will receive six months of severance. In consideration for his services, Mr. Egazarian will earn an initial annual base annual salary of $150,000. As further consideration, we agreed to grant Mr. Egazarian 10-year non-qualified stock options to purchase 9,542 shares of the Company's Common Stock, 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter. On June 2, 2015, Mr. Egazarian was appointed Chief Operating Officer. On August 16, 2016, we terminated Mr. Egazarian as our Chief Operating Officer. On January 2, 2018, Mr. Egazarian was appointed as our Head of Product, Chief Operating Officer.

Jean Pierre Lespinasse Employment Agreement

On March 30, 2015, we entered into an Employment Agreement with Mr. Lespinasse pursuant to which he is serving as Chief Marketing Officer. The term for the Agreement was not specified as it represents an "at will" contract of employment. Should Mr. Lespinasse be terminated without cause, he will receive three months of severance. In consideration for his services, Mr. Lespinasse will earn an initial base salary of $225,000 and is entitled to receive a bonus based on subscribership after launch of CUR Music. As further consideration, we agreed to grant Mr. Lespinasse at contract signing, 7,693 and 5,770 at launch, 10-year non-qualified stock options to purchase shares of the Company's Common Stock, 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter. On August 16, 2016, we terminated Mr. Lespinasse as our Chief Marketing Officer.

Joseph LaPlante Employment Agreement

On April 6, 2015, we entered into an Employment Agreement with Mr. LaPlante pursuant to which he is serving as Chief Content Officer. The term for the Agreement was not specified as it represents an "at will" contract of employment. Should Mr. LaPlante be terminated without cause, he will receive two months of severance and paid health insurance for twelve months. In consideration for his services, Mr. LaPlante will earn an initial base salary of $150,000 and base salary of $250,000 upon public launch. As further consideration, we agreed to grant Mr. LaPlante at contract signing, 3,847 and 5,770 at launch, 10-year non-qualified stock options to purchase shares of the Company's Common Stock, 25% of which shall vest on the date which is one year from the date of grant, and the remainder of which shall vest, pro rata, on a monthly basis, for the three (3) years thereafter. On August 16, 2016, we terminated Mr. LaPlante as our Chief Content Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information relating to the beneficial ownership of our Common Stock as of January 24, 2018 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director, executive officer or selling stockholder is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual or entity has sole or shared voting power or investment power as well as any shares that the individual or entity has the right to acquire within 60 days of January 24, 2018 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by that person or entity.

The percentage of shares beneficially owned is computed on the basis of 2,526,663 shares of our Common Stock outstanding as of January 24, 2018. Shares of our Common Stock that a person or entity has the right to acquire within 60 days of January 24, 2018 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person or entity, except with respect to the percentage ownership of all directors and executive officers as a group.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o CÜR Media, Inc.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
5% Stockholders
E. Jeffrey Peierls(2) 73 South Holman Way Golden, CO 80401	200,003	7.3%
Named Executive Officers and Directors
Thomas Brophy(3) President, Chief Executive Officer, interim Chief Financial Officer and Treasurer	696,509	25.4%

Michael Betts(4) Chief Technology Officer	209,310	7.7%

John Egazarian(5) Head of Product, Chief Operating Officer	157,558	7.6%

William West Duker(6) Director	0	*

Edward P. Swyer(7) Director	0	*

All directors and officers as a group (5 persons)(8)	1,063,377	33.1%

__________

*Less than 1%

(1)	Percentages are based upon 2,526,663 shares of our Common Stock outstanding as of January 24, 2018, 20,174 of which had not yet been issued.

(2)

Includes 100,002 shares of Common Stock and 100,001 shares of Common Stock  underlying vested warrants. The shares of Common Stock indicated as beneficially owned by E. Jeffrey Peierls include shares of Common Stock held by Brian E. Peierls and E. Jeffrey Peierls, and a series of trusts over which E. Jeffrey Peierls has sole power to vote or direct the vote, and to dispose or direct the disposition.

(3)

Consists of (a) 358,637 shares of Common Stock held by Mr. Brophy, (b) 123,183 shares of Common Stock held by the Brophy Trust, (c) 59,187 shares underlying vested stock options held by Mr. Brophy vesting within 60 days as of January 24, 2018 (d) 3,858 shares underlying vested stock options held by the Brophy Trust vesting within 60 days as of January 24, 2018, (e) 70,923 shares of Common Stock underlying the principle in convertible notes immediately convertible, (f) 70,923 shares of Common Stock issuable upon exercise of warrants underlying the principle in convertible notes immediately convertible and (g) 9,800 restricted stock awards held by the Brophy Trust. Karen P. Brophy, Mr. Brophy's wife, is the Trustee of the Brophy Trust and has sole voting and investment power over the shares owned thereby.

(4)

Includes 209,310 shares underlying vested stock options vesting within 60 days of January 24, 2018. Does not include 200,000 shares underlying stock options that will not have vested within 60 days of January 24, 2018.

(5)

Includes 157,588 shares underlying vested stock options vesting within 60 days of January 24, 2018. Does not include 150,000 shares underlying stock options that will not have vested within 60 days of January 24, 2018.

(6)	Mr. Duker does not currently beneficially own any shares of our Common Stock.

(7)	Mr. Swyer does not currently beneficially own any shares of our Common Stock.

(8)

Includes (a) 429,913 shares underlying vested stock options vesting within 60 days of January 24, 2018, and (b) 9,800 restricted stock awards, (c) 70,923 shares of Common Stock underlying the principle in convertible notes immediately convertible, and (e) 170,924 shares of Common Stock issuable upon exercise of vested warrants.

Change in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -- Securities Authorized for Issuance under Equity Compensation Plans," for certain information with respect to our equity compensation plans as of December 31, 2016.

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

Related Person Transaction Approval Policy

While we have no written policy regarding approval of transactions between us and a related person, our Board of Directors, as matter of appropriate corporate governance, reviews and approves all such transactions to the extent required by applicable rules and regulations. Generally, management would present any related person transactions proposed to be entered into by us to the Board of Directors for approval. The Board of Directors may approve the transaction if it is deemed to be in the best interests of our stockholders and the Company.

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

On April 29, 2016, Mr. Brophy’s title changed from President, Chief Executive Officer, and Chairman of the Board to Founder. On October 31, 2017, Mr. Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer.

2015 John A. Lack Consulting Agreement

On March 25, 2015, we entered into the 2015 Lack Consulting Agreement with John A. Lack, Chairman of our Board, to be effective as of January 28, 2015. Pursuant to the 2015 Lack Consulting Agreement, Mr. Lack will provide strategic advisory services to us on an independent contractor basis. The Consulting Agreement has a term of twelve (12) months. The services to be provided by Mr. Lack include, but are not limited to, the following:

•	Provide actionable feedback on development and execution of the Company's brand, marketing and sales strategies;

•	Using his contacts, introduce the Company to companies that could be potential strategic partners for the Company;

•	Using his contacts, introduce the Company to companies that could be potential distribution partners for the Company;

•	Provide actionable feedback on the design of the user interface and user experience of Company's applications, including (amongst others) the Company's music streaming application;

•	Use existing relationships with music companies (labels and publishers), including UMG, SME, WMG (among others) to negotiate licensing arrangements for the Company;

•	Advise on the selection and hire of senior executives for the Company;

•	Assist the Company in its financing activities;

•	Promote and champion the product via interviews and interactions with media, shareholders and all parties interested in CÜR's products; and

•	Participate in meetings with investors and potential investors at the request of the CEO.

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

Sale of 12% Unsecured Convertible Promissory Notes

As of January 14, 2016, Thomas Brophy, our President, Chief Executive Officer and Chairman of the Board of Directors, and Sanjan Dhody, a former director of ours, purchased Unsecured Notes of the Company in the principal amount of $461,000 and $125,000 respectively.

The Unsecured Notes have a stated maturity date of 5 years from the date of issuance. The principal on the Unsecured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. Upon the closing of a financing by the Company during the term of the Unsecured Notes involving the sale of at least $2,500,000 in equity securities (a "Qualified Offering") by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the Unsecured Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (i) $6.50, or (ii) a 15% discount to the price per share of the Equity Financing Securities. Each Unit will consists of one share (the "Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's Common Stock at an exercise price of $9.75. At any time prior to a Mandatory Conversion, the note holder may convert all or part of the outstanding principal amount of the Unsecured Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $6.50 per Unit ("Optional conversion"). Upon failure by the Company to pay any principal amount or interest due under the Unsecured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Notes, the entire unpaid principal balance of the Unsecured Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. The conversion price and number of Units issuable upon conversion of the Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

The Unit Warrants provide for the purchase of shares of the Company's Common Stock an exercise price of $9.75. The Unit Warrants are exercisable for cash only, for a term of five (5) years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

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

Sale of 12% Senior Secured Convertible Promissory Notes

As of April 12, 2016, Thomas Brophy, our President, Chief Executive Officer and Chairman of the Board of Directors, purchased a Secured Note of the Company in the principal amount of $255,060.

The Secured Note has a stated maturity date of 6 months from the date of issuance. The principal on the Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Secured Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Secured Notes. Upon the closing of a financing (a "Qualified Offering") by the Company during the term of the Secured Notes involving the sale of at least $15,000,000 in equity securities by the Company ("Equity Financing Securities"), all of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert ("Mandatory Conversion") into units of the Company's securities (the "Units") at a conversion price per Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00 ("Mandatory Conversion"). At any time prior to a Mandatory Conversion, the warrant holder may convert all or part of the outstanding principal amount of the Secured Note, together with accrued and unpaid interest due thereon, into Units at a conversion price of $2.00 per Unit ("Optional Conversion"). Each Unit will consists of one share (the "Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Unit Warrants") to purchase one additional share (the "Unit Warrant Shares") of the Company's Common Stock at an exercise price equal to (a) 125% of the price at which the Company's equity securities (or securities convertible into or exercisable for equity securities) are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Secured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Notes, the entire unpaid principal balance of the Secured Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of a Note will be entitled to receive, pari passu with the other holders of the Secured Notes, and in preference to the holders of the Company's other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder's Note. The conversion price and number of Units issuable upon conversion of the Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the Board of Directors be "independent" and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of "Independent Directors." Our Board of Directors currently has three (3) members, Thomas Brophy, William West Duker and Edward P. Swyer. Mr. Brophy serves as our Chairman. Mr. Brophy is not “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934. We have not yet assessed whether William West Duker and/or Edward P. Swyer qualify as independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, Friedman, LLP ("Friedman"), for professional services rendered during the years ended December 31, 2016 and December 31, 2015 are set forth in the table below:

Fee Category	Year ended December 31, 2016	Year ended December 31, 2015

Audit fees (1)	$125,065	$85,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$125,065	$85,000

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

Audit Committee's Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board of Directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board of Directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended December 31, 2016 and 2015 were approved by our Board of Directors.

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

CÜR MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CÜR Media, Inc.

We have audited the accompanying consolidated balance sheets of CÜR Media, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of years in the two year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

East Hanover, New Jersey

January 26, 2018

CÜR MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,508	$734
Prepaid expenses	-	10,611
Other current assets	-	3,000
TOTAL CURRENT ASSETS	1,508	14,345

Property and equipment, net	6,541	36,445
TOTAL ASSETS	$8,049	$50,790

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITES
Accounts payable	$3,710,172	$1,878,591
Accrued liabilities and other current liabilities	2,115,273	345,079
Note payable, short-term	33,550	26,270
Convertible promissory notes, net	2,514,880	-
Derivative liabilities	292,589	2,052,893
TOTAL CURRENT LIABILITIES	8,666,464	4,302,833

Convertible promissory notes, net	488,324	74,707
Note payable, long-term	-	13,113
TOTAL LONG TERM LIABILITIES	488,324	87,820

TOTAL LIABILITIES	9,154,788	4,390,653

STOCKHOLDERS' DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of December 31, 2016 or December 31, 2015)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 2,526,663 and 2,440,336 issued at December 31, 2016 and December 31, 2015, respectively, and 2,550,998 and 2,464,671 outstanding at December 31, 2016 and December 31, 2015, respectively)	253	244
Additional Paid-In-Capital	11,922,288	10,361,183
Accumulated Deficit	(21,069,280)	(14,701,290)
TOTAL STOCKHOLDERS' DEFICIENCY	(9,146,739)	(4,339,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$8,049	$50,790

See accompanying notes to consolidated financial statements

CÜR MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

REVENUES	$3,487	$-

OPERATING EXPENSES
Research and development	3,983,478	7,954,364
General and administrative	2,884,124	1,951,256
Stock based compensation	183,950	413,714
Depreciation and amortization	14,289	27,473
Loss on disposal of assets	14,909	-

TOTAL OPERATING EXPENSES	7,080,750	10,346,807

OTHER INCOME (EXPENSE)
Interest expense	(2,952,075)	(68,080)
Interest income	122	5,778
Loss on issuance of convertible debt	(120,266)	-
Extinguishment of derivative liabilities	-	(464,686)
Change in fair value of derivative liabilities	3,781,492	2,369,960

TOTAL OTHER INCOME	709,273	1,842,972

NET LOSS	$(6,367,990)	$(8,503,835)

Basic and diluted net loss per share	$(2.52)	$(3.66)

Weighted average number of shares outstanding basic and diluted	2,530,705	2,325,214

See accompanying notes to consolidated financial statements

CÜR MEDIA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2015	1,917,853	$192	$5,299,936	$(6,197,455)	$(897,327)
Issuance of Common Stock for warrant exercise from Offer to Exercise and Amend	497,548	50	4,203,502	-	4,203,552
Issuance of Common Stock for price based antidilution protection	15,690	2	132,410	-	132,412
Issuance of Common Stock for option exercise	3,882	-	2,222	-	2,222
Issuance of Common Stock for recruiting services	3,439	-	28,250	-	28,250
Issuance of Common Stock for consulting services	1,924	-	25,000	-	25,000
Issuance of Broker Warrants from Offer to Exercise and Amend	-	-	256,149	-	256,149
Stock Compensation Expense	-	-	413,714		413,714
Net Loss	-	-	-	(8,503,835)	(8,503,835)
Balance, December 31, 2015	2,440,336	$244	$10,361,183	$(14,701,290)	$(4,339,863)
Reclassification of derivative liabilities to equity	-	-	291,415	-	291,415
Non-cash Label Warrant expense	-	-	967,402	-	967,402
Issuance of Common Stock for legal services	66,153	7	118,340	-	118,347
Issuance of Common Stock for price based antidilution protection	20,174	2	(2)	-	-
Stock Compensation Expense	-	-	183,950	-	183,950
Net Loss	-	-	-	(6,367,990)	(6,367,990)
Balance, December 31, 2016	2,526,663	$253	$11,922,288	$(21,069,280)	$(9,146,739)

See accompanying notes to consolidated financial statements.

CÜR MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,367,990)	$(8,503,835)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,289	27,473
Non-cash stock compensation expense	183,950	413,714
Non-cash interest expense	2,464,833	35,115
Share based consulting services	118,347	53,250
Non-cash label warrant expense	967,402	-
Change in fair value of derivative liabilities	(3,781,492)	(2,369,960)
Loss on extinguishment of derivative liabilities	-	464,686
Loss on issuance of convertible debt	120,266	-
Disposal of property and equipment	15,616	-
Changes in assets and liabilities
Prepaid expenses	10,611	155,528
Other current assets	3,000	-
Accounts payable	1,831,581	1,498,710
Accrued liabilities and other current liabilities	1,770,194	248,374
Net cash used in operating activities	(2,649,393)	(7,976,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(19,706)
Net cash used in investing activities	-	(19,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(5,833)	(23,419)
Proceeds from issuance of convertible promissory notes	2,656,000	1,972,500
Proceeds from issuance of common stock and warrants	-	2,819,366
Net cash provided by financing activities	2,650,167	4,768,447

NET INCREASE (DECREASE) IN CASH	774	(3,228,204)

CASH, BEGINNING OF PERIOD	734	3,228,938

CASH, END OF THE PERIOD	$1,508	$734

Supplemental disclosure of cash and non-cash transaction:
Reclassification of derivative liabilities to equity	$291,415

See accompanying notes to consolidated financial statements

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 – Summary of Business and Basis of Presentation

Organization and Business

CÜR Media, LLC (formerly known as Raditaz, LLC) ("Raditaz") was formed in Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the "Contribution") to CÜR Media, Inc. (formerly known as Duane Street Corp.) (the "Company") in exchange for approximately 769,231 shares of the Company's common stock, $0.0001 par value per share (“Common Stock”), which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of the Contribution was automatically converted into shares of the Company's Common Stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 769,231 shares of the Company's Common Stock outstanding immediately thereafter. The Contribution is considered to be a recapitalization of the Company, which has been retrospectively applied to these financial statements for all periods presented. In connection with the recapitalization, the accumulated deficit of $5,536,144 from the period from February 15, 2008 (inception) through the date of the Contribution was reclassified to additional paid-in-capital.

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

Research and Development Costs

All research and development costs, including costs to develop software used in the Company's applications, which do not meet the criteria for capitalization, are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2016 or 2015.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Derivative Liabilities

The Company does not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks; however, we have warrants and convertible promissory notes that contain freestanding and embedded derivatives. We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities. The Company evaluates embedded conversion features and bifurcates the embedded conversion feature if it is not clearly and closely related to the host agreement.

The estimated fair values of the derivative liabilities were determined using a Black-Scholes option pricing model, which takes into account the probabilities of certain events occurring over the life of the instruments. The derivative liabilities are adjusted to their estimated fair values at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2016, the Company's cash balances did not exceed the current insured amounts under the Federal Deposit Insurance Corporation.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is three years ended December 31, 2015, for which the tax returns have been filed.

In the event the Company was to receive an assessment for interest and/or penalties, it will be classified in the financial statements as selling, general and administrative expense when assessed.

Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company's ability to continue as a going concern.

The Company incurred net losses since inception, including a net loss of $6,367,990 in the year ending December 31, 2016 and $8,503,835 in the year ending December 31, 2015. The Company has developed CÜR Music, a hybrid internet radio and on-demand music streaming service and has not generated material revenue from operations and anticipates needing additional capital prior to launching CÜR Music to execute the current operating plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

On November 16, 2017, CUR Holdings consummated an initial closing (the “Initial Closing”) of its private placement offering (the “Preferred Stock Unit Offering”), to certain “accredited investors” (each, a “Unit Purchaser” and, collectively, the “Unit Purchasers”), of a minimum of $6,000,000 (the “Minimum Amount”) of units of securities of CUR Holdings (each, a “Preferred Stock Unit” and, collectively, the “Preferred Stock Units”). Simultaneously with the closing of the Preferred Stock Unit Offering, CUR Holdings consummated a private placement offering (the “$2.5 Million Note Offering” and, together with the Preferred Stock Unit Offering, the “Offerings”), to one “accredited investor” (the “New Note Purchaser”).

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The net proceeds from the Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels (as defined below) sufficient to allow CUR Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the Offerings (1) to enable the Company to pay outstanding accounts payable, to be negotiated into structured settlements, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

Note 3 - Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and intense competition. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, content licensing, regulatory and other risks including the potential for business failure.

Note 4 - Property and Equipment

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2016	2015

Servers, computers and other related equipment	$25,306	$108,788
Office furniture	7,915	7,915
Leasehold Improvements	-	10,839
Total property and equipment	33,221	127,542

Less accumulated depreciation	26,680	91,097

Total Property and Equipment	6,541	36,445

Depreciation expense totaled $14,289 and $27,473 for the years ended December 31, 2016 and 2015, respectively. No impairments of property and equipment occurred or were recognized during the fiscal years ended December 31, 2016 and 2015.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 5 - Debt Instruments

Note Payable

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Commencing on the thirteenth (13th) month following the loan date and continuing on the first day (1st) of each month thereafter principal and interest is payable in forty-eight (48) equal, consecutive monthly installments. The full principal and all accrued interest are due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of December 31, 2016 and December 31, 2015, the Company had $0 and $13,113 in principal recorded as Note Payable in the long-term sections of the Company’s balance sheet, respectively, and $33,550 and $26,270 in notes payable short-term, respectively.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Note 6 - Derivative Liabilities

The PPO and agent warrants described in Note 8 qualify for derivative classification due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the closings under the private placement offerings. The embedded conversion feature of the Unsecured Notes and Secured Notes described in Note 5 also qualifies for derivative classification. The initial fair value of these liabilities was recorded as an increase to derivative liabilities with a corresponding debt discount. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities for the periods ended December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015

Balance at the beginning of period	$2,052,893	$3,800,229

Addition of new derivative liabilities (warrants)	4,444	162,643

Change in fair value of warrants	(260,594)	(1,942,381)

Addition of new derivative liabilities (conversion features)	2,312,603	1,932,907

Change in fair value of the conversion features	(3,525,342)	(427,579)

Reclassification of derivative liabilities to equity	(291,415)	-

Extinguishment of derivative liabilities	-	(1,472,926)

Balance at the end of the period	$292,589	$2,052,893

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

The weighted average per-share fair value of each Common Stock warrant derivative liability of $4.147 and $1.91 was determined at December 31, 2015 and March 28, 2016, respectively, using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At December 31, 2015	113.83%	1.76%	0%	3.45
At March 28, 2016	158.84%	1.76%	0%	3.45

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Unsecured Notes of $4.96, $4.66 and $0.16 determined at December 31, 2015, January 14, 2016 and December 31, 2016, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 31, 2015	113.58%	1.76%	0%	4.88
Issuance on January 14, 2016	114.48%	1.52%	0%	5.00
December 31, 2016	176.74%	1.93%	0%	3.89

CÜR MEDIA, INC. Notes to Consolidated Financial Statements December 31, 2016 and 2015

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Secured Notes of $1.62, $2.69, $2.80, $2.07, $1.47 and $0.19 determined at April 12, 2016, April 15, 2016, May 26, 2016, June 7, 2016, July 20, 2016 and December 31, 2016, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on April 12, 2016	159.81%	1.22%	0%	5.00
Issuance on April 15, 2016	161.16%	1.22%	0%	5.00
Issuance on May 26, 2016	165.03%	1.35%	0%	5.00
Issuance on June 7, 2016	165.72%	1.23%	0%	5.00
Issuance on July 20, 2016	166.24%	1.15%	0%	5.00
December 31, 2016	176.74%	1.93%	0%	4.31

Note 7 - Related Party Transactions

During the year ended December 31, 2015, members of the board funded a total of $445,000 under the 2015 Unsecured Notes. During the year ended December 31, 2016, the members of the board funded an additional $141,000 through additional closings of the Unsecured Notes and $255,060 under the Secured Notes.

Note 8 - Common Stock Warrants

Concurrent with the closings of the Contribution and the 2014 PPO, discussed above, the Company issued the PPO warrants with respect to an aggregate of 744,756 underlying common shares to the investors in the 2014 PPO. Each PPO Warrant has a term of five years to purchase one share of common stock at $26.00 per share. The PPO Warrant have weighted average anti-dilution and price protection, and a cashless exercise provision, which were subject to customary exceptions.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

As discussed in Note 6, certain securities the Company issued in the 2014 PPO had price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, March 28, 2016, the Company issues additional shares of Common Stock or common stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO Warrants, 133,739 still remained with these priced-based anti-dilution rights. Upon consummation of the Offer to Amend and Exercise the PPO Warrants, and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive (i) a reduction in the price of their PPO Warrants from $26.00 per share to $23.01 per share, (ii) an aggregate of 17,180 additional shares of Common Stock, and (iii) and aggregate of 17,180 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $23.01 per share.

In addition, as discussed in Note 5, with the issuance of the Unsecured Notes, the anti-dilution provisions were triggered and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $23.01 per share to $20.50 per share, (ii) an aggregate of 18,674 additional shares of Common Stock, and (iii) an aggregate of 18,674 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $20.50 per share.

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

Common Stock warrant activity during the year ended December 31, 2016 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2015	406,147	$19.01
Granted	216,429	6.49
Cancelled/Forfeited	-	-
Exercised	-	-
Balance as of December 31, 2016	622,576	$14.66

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Note 9 – Common Stock

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

Note 10 – Equity Incentive Awards

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

December 31, 2016 and 2015

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

Stock Options

Option activity during the year ended December 31, 2016 was as follows:

	Options Outstanding
	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of January 1, 2016	310,558	$8.64	7.9
Granted	124,160	$3.98
Cancelled/Forfeited	(165,611)	$7.32
Exercised	-	$-
Balance as of December 31, 2016	269,107	$7.32	0.0
Exercisable December 31, 2016	269,107	$7.32

Summary information regarding the options outstanding and exercisable at December 31, 2016 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in shares)	Weighted Average Exercise Price

$ 0.50 - 4.00	107,754	-	$1.23	107,754	$1.23

$ 4.01 - 8.00	43,671	-	$6.66	43,671	$6.66

$ 8.01 - 12.00	7,678	-	$9.47	7,678	$9.47

$ 12.01 - 23.01	110,004	-	$13.41	110,004	$13.41

	269,107			269,107

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $3.79 for options granted for the year ended December 31, 2016. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

	Fiscal Year Ended December 31,
	2016	2015
Exercise Price	2.75	7.95
Expected life (years)	6.00	6.00
Risk-free interest rate	1.93%	1.54%
Expected volatility	176.74%	103.77%
Expected dividend yield	0%	0%

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

As of December 31, 2016 and 2015, a total of 23,777 options issued to non-employees were outstanding, and 23,777 were vested.

During the years ended December 31, 2016 and 2015, the Company recorded $0 and $252 respectively, in stock-based compensation expenses related to option grants made to non-employees. As of December 31, 2016, all compensation cost related to stock options granted to non-employees was recognized. The fair value of these options will be re-measured each reporting date until the options vest. The re-measured fair value will be recognized as compensation expense over the remaining vesting term of the options.

Stock-based Compensation Expense

As of December 31, 2016, total compensation cost related to stock options granted, but not yet recognized, was $0 given that the Company laid off its entire workforce. Stock-based compensation expenses related to all employee and non-employee stock-based awards for the year ended December 31, 2016 and 2015 were $183,950 and $413,714, respectively.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Restricted Stock Awards

The Company issued restricted stock awards with respect to 24,335 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2016 and December 31, 2015, 24,335 restricted common shares were outstanding but not yet issued under these awards. The Company is obligated to issue these awards upon request by the holder of the award. During each of the twelve month periods ended December 31, 2016 and 2015, the Company recorded stock based compensation of $0 and $827, respectively. As of December 31, 2016, there was no unrecognized stock based compensation expense related to restricted stock awards granted.

Note 11 - Income Taxes

Prior to January 28, 2014 the Company's wholly owned subsidiary, CÜR Media, LLC was a limited liability company, accordingly no provision for income taxes has been made in the accompanying financial statement for the period from January 1, 2013 until January 28, 2014 as taxable income or losses are reportable on the tax returns of the members of the Company.

Prior to the Contribution, CÜR Media, Inc., formerly Duane Street, Inc., filed corporate income tax returns.

Income tax provision (benefit) for the year ended December 31, 2016 and 2015 is summarized below:

	2016	2015

Net operating loss carryforwards - Federal	$5,706,090	3,555,936
Net operating loss carryforwards - State	582,490	819,965
Stock-based compensation	139174	179,572
Other temporary differences	425,358	70,118
Totals	6,853,931	4,625,591
Less valuation allowance	(6,853,931)	(4,625,591)
Deferred tax assets	$-	-

As of December 31, 2016, the Company had potentially utilizable Federal and state net operating loss tax carryforwards of approximately $22,792,043. The net operating loss tax carryforwards will start to expire in 2033.

The utilization of the Company's net operating losses may be subject to limitation due to the "change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2016 and 2015 are as follows:

	2016	2015
Statutory Federal tax rate	34.0%	34.0%
State income tax rate (net of Federal)	6.2%	6.8%
Other permanent differences	7.5%	(12.8)%
Effect of valuation allowance	(47.7)%	(28.0)%
Effective tax rate	0.0%	0.0%

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, at December 31, 2016 the Company determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e. greater than 50% probability) that some portion or all of the deferred tax asset may not be realized in the future. The Company recognized a reserve of 100% of the amounts of the deferred tax assets in the amount of $7,411,484.

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

During the term of the Data License Agreement and as consideration for the grant of rights and license of Rovi’s data, the Company agreed to pay Rovi a monthly minimum charge during the development period, which is the period where data will be used for internal, non-public, non-commercial uses. In addition, the Company has agreed to pay a minimum per month during the first initial term, subsequent to launch date until March 14, 2016. For each subsequent term, consideration paid will depend on the number of subscribers to CUR Music.

As of September 27, 2016, our Data License and Services Agreement with Rovi terminated as a result of our failure to pay Rovi past due balances for the services they provided under the Agreement.

As of December 31, 2016, the Company has paid Rovi $44,701.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On October 12, 2016, CÜR Media received a notice of default from Zuora confirming that the Company is in default under the Master Subscription Agreement with Zuora, as a result of the Company’s failure to pay Zuora past due balances for the services they provided under the Master Subscription Agreement. The Company intends to cure the default once it is adequately funded.

As of December 31, 2016, the Company has paid Zuora $29,038.

MediaNet Digital, Inc.

On November 10, 2014, the Company entered into a Distribution Agreement (the “MediaNet Agreement”) with MediaNet Digital, Inc. (“MediaNet”) that provides the Company with a catalog of sound recordings and metadata, which enables and provides for the delivery of sound recordings to end users of CUR Music. The agreement remains in effect for a period of three years following the effective date of November 7, 2014. The agreement will automatically renew for successive one-year terms unless terminated by MediaNet or the Company.

Pursuant to the agreement, the Company is required to pay a set-up fee. In addition, the Company will pay a monthly technology licensing fee during the initial term, a monthly usage fee and will pay for any additional professional services and technical assistance or customization.

As of December 31, 2016, the Company has paid MediaNet $35,826.

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

On September 20, 2016, the Company’s Music Label Agreements with Sony Music Entertainment ("SME") and

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

UMG Recordings, Inc. ("UMG") terminated as a result of the Company’s failure to pay SME and UMG the advances due pursuant to such agreements, respectively. The Company also defaulted of its Music Label Agreement with Warner Music, Inc. (“WMG”) as a result of the Company’s failure to pay WMG the advance due pursuant to such agreement.

Minimum payments related to the previously described contracts is summarized as follows:

Twelve Months Ended December 31,	Total

2017	3,284,864	*

2018	9,720,000	*

2019	23,500,000	*

2020	14,337,500	*

_______________

*	Additional contract terms include per subscriber, stream or percentage of revenue charges.

Note 13 - Subsequent Events

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

The Company has already filed three of the delinquent reports, and plans to file the other three delinquent reports as soon as practicable.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Issuance of Warrants to and Employee

On January 8, 2017, in consideration for services provided pursuant to an employment agreement, we issued an employee warrants to purchase 40,000 shares of our Common Stock at an exercise price of $1.00 per share[, which were valued at an aggregate of $12,945.

Six-Month Line of Credit Promissory Note

On July 6, 2017, the Company entered into a Six-Month Line of Credit Promissory Note (the “Line of Credit Note”) with CUR Holdings, LLC, a New York limited liability company. The Line of Credit Note has a principal balance of $685,000, and a stated maturity date of December 6, 2017. The principal on the Line of Credit Note does not bear interest. The Line of Credit Note is not convertible. The Line of Credit Note ranks junior to the Company’s existing Secured Notes (as defined below).

In connection with the Initial Closing of the Preferred Stock Unit Offering (as defined below), the Line of Credit Note was assigned and transferred to CUR Holdings, Inc., a Delaware corporation (“Holdings”). As a result, Holdings became the payee under the Line of Credit Note.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Settlement Agreement and Mutual Release

As previously reported, the Company defaulted under its Master Multiple Services Agreement (the “Digitas Agreement”) with Digitas, Inc., a Massachusetts corporation (“Digitas”), as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000 (the “Claimed Amount”), together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. On November 15, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Digitas, pursuant to which the Company agreed to pay Digitas an aggregate of $400,000, in full settlement of any and all claims arising from or relating to amounts due under the Master Multiple Services Agreement (the “Claims”). Digitas agreed to release the Company from any further Claims, subject only to the Company meeting its payment obligations under the Settlement Agreement and the Digitas Note (as defined below).

Simultaneously with the execution of the Settlement Agreement, the Company issued a Promissory Note to Digitas (the “Digitas Note”) in the principal amount of $400,000. Pursuant to the Digitas Note, the Company is required to pay Digitas (a) $100,000 on or before November 17, 2017 (the “First Payment”), $100,000 on the eight (8) month anniversary of the First Payment, and (c) $200,000.00 on the one (1) year anniversary of the First Payment. If the Company defaults on its payment obligations under the Digitas Note, after notice and failure to cure, Digitas may file a Consent Judgment for the full Claimed Amount, less payments already made, if any, together with post-judgment interest and reasonable attorneys’ fees and costs incurred by Digitas for purposes of collection.

At the effective time of the Initial Closing of the Preferred Stock Unit Offering (as defined below), the Company made the First Payment of $100,000 to Digitas.

Transactions and Proposed Additional Transactions with CUR Holdings, Inc.

On September 11, 2017, the Company entered into a term sheet (the “Term Sheet”) with CUR Holdings, Inc., a Delaware corporation (“CUR Holdings”) pursuant to which the Company and CUR Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed administrative proceedings, or, if instituted, will discontinue such proceedings (“SEC Clearance”), CUR Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the Board of Directors of the Company and CUR Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed administrative proceedings against the Company, and such proceedings result in the revocation of the registration of the Company’s common stock under the Exchange Act (“SEC Revocation”), the Company and CUR Holdings will, subject to any required shareholder approval, enter into an asset purchase and sale transaction, pursuant to which CUR Holdings will acquire all of the intellectual property and other assets and liabilities constituting the Company’s Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the Board of Directors of the Company and CUR Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

In anticipation of the Combination Transaction, on November 16, 2017, CUR Holdings consummated an initial closing (the “Initial Closing”) of its private placement offering (the “Preferred Stock Unit Offering”), to certain “accredited investors” (each, a “Unit Purchaser” and, collectively, the “Unit Purchasers”), intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D and/or Regulation S promulgated thereunder, of a minimum of $6,000,000 (the “Minimum Amount”) of units of securities of CUR Holdings (each, a “Preferred Stock Unit” and, collectively, the “Preferred Stock Units”), at a purchase price of $5.15 per Preferred Stock Unit (other than with respect to the assignment and transfer to CUR Holdings of the Standard Holdings Note and the Line of Credit Note, as further described below), with each Preferred Stock Unit consisting of (a) one (1) share of Series A convertible preferred stock of CUR Holdings (each, a “Unit Share” and collectively, the “Unit Shares”), and (b) a 5-year warrant (each, a “Unit Warrant” and collectively, the “Unit Warrants”) to purchase 6.5087 shares of common stock of CUR Holdings, at an exercise price of $1.00 per each full share.

$1,000,000 of the Minimum Amount reflected the assignment and transfer to CUR Holdings by CUR Holdings, LLC of (a) the Line of Credit Note (as defined above), and (b) a Secured Non-Recourse Promissory Note made by a third-party to CUR Holdings, LLC, in the principal amount of $315,000 (the “Standard Holdings Note” and, together with the Line of Credit Note, the “Assigned Notes”), which assignment and transfer counted towards the achievement of the $6,000,000 Minimum Amount.

In connection with the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for (a) gross proceeds of $5,154,361, and (b) the assignment of the Assigned Notes, in the aggregate principal amount of $1,000,000.

In connection with the Initial Closing of the Preferred Stock Unit Offering, a placement agent (the “Placement Agent”) received a cash commission of $115,436, and warrants (“Placement Agent Warrants”) to purchase (a) 22,415 shares of Series A Preferred Stock of CUR Holdings, with a term of five (5) years and an exercise price of $5.15 per share, and (b) 145,893 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price of $1.00 per share..

Simultaneously with the closing of the Preferred Stock Unit Offering, CUR Holdings consummated a private placement offering (the “$2.5 Million Note Offering” and, together with the Preferred Stock Unit Offering, the “Offerings”), to one “accredited investor” (the “New Note Purchaser”), intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder, of (a) a 12% senior secured promissory note of CUR Holdings, in the principal amount of $2,500,000 (the “New Note”), with a term of twelve (12) months, at a purchase price of 100% of the face value amount of the Note, and (b) 10-year warrants (the “New Note Warrants”) to purchase 1,000,000 shares of common stock of CUR Holdings, at an exercise price per share of $0.0001.

In connection with the closing of the $2.5 Million Note Offering, the Placement Agent received a cash commission of $250,000, and warrants (“Additional Placement Agent Warrants”) to purchase 383,800 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price per Preferred Stock Unit of $0.0001.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The net proceeds from the Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels (as defined below) sufficient to allow CUR Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the Offerings (1) to enable the Company to pay outstanding accounts payable, to be negotiated into structured settlements, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

In addition, simultaneously with the Initial Closing of the Preferred Stock Unit Offering, the holders (the “Secured Noteholders”) of all of the Company’s existing 12% senior secured convertible promissory notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203 (each, a “Secured Note” and, collectively, the “Secured Notes”), assigned, conveyed, transferred and set over to CUR Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of CUR Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of CUR Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of CUR Holdings for every share of common stock of CUR Holdings received upon exchange, at an exercise price per share equal to $1.00.

In connection with the Secured Note Assignment Transaction, (a) Holdings issued 1,538,102 Units, consisting of 1,538,102 Secured Note Conversion Shares, and 1,538,102 Secured Note Conversion Warrants, and (b) Holdings became the sole payee under the Secured Notes.

In connection with the Secured Note Assignment Transaction, the Initial Placement Agent, received warrants (“Third Placement Agent Warrants”) to purchase (a) 86,377 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price of $2.00 per share, and (b) 86,377 shares of common stock of CUR Holdings, with a term of five (5) years and an exercise price of $1.00 per share.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, CUR Holdings entered directly into content licensing agreements (“New Music Label Agreements”) with the three major music labels (the “Music Labels”). Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings paid Label Advances due to the Music Labels pursuant to the Content Licensing Agreements in the aggregate amount of $2,500,000. In addition, CUR Holdings issued the Music Labels warrants to purchase an aggregate of 1,750,000 shares of common stock of CUR Holdings, at an exercise price of $1.00 per share.

The Company joined one of the New Music Label Agreements, while the other two New Music Label Agreements provide CÜR Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements provide for a grant to the Company of immediate terminable sublicenses, which will enable the Company to digitally distribute sound recordings and related materials owned or controlled by the those Music Labels in connection with the Company’s Internet music service, CÜR Music.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On November 16, 2017, the Board of Directors of CUR Holdings increased the number of members constituting the Board of Directors from one (1) to three (3). The Board of Directors of Holdings then appointed Thomas Brophy, the Company’s President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and a member of the Company’s Board of Directors, and Edward P. Swyer, a member of the Board of Directors of the Company, as members of the Board of Directors of CUR Holdings, to fill the two vacancies resulting from the increase to the number of seats on the Board of Directors, to serve until their successors shall be duly appointed, unless they resign, are removed from office, or are otherwise disqualified from serving as directors for CUR Holdings.

Immediately following the Initial Closing of the Preferred Stock Unit Offering, CUR Holdings issued one (1) share of its Series B voting preferred stock (“Series B Preferred Stock”) to William F. Duker, the President and Treasurer of CUR Holdings, and a member of the Board of Directors of CUR Holdings. Pursuant to the Certificate of Designation of Series B Voting Preferred stock of CUR Holdings (the Series B Certificate of Designation”), Mr. Duker, the holder of the Series B Preferred Stock, has the right (a) to elect the number of directors on the Board of Directors of CUR Holdings constituting the majority, and (b) to approve any merger (including the Merger), asset sale (including the Asset Transfer), or other fundamental transaction to be effected by CUR Holdings.

As mentioned above, if the Company receives SEC Clearance (or, at the discretion of the Board of Directors of the Company and CUR Holdings, as described above), CUR Holdings will consummate the Merger. The Company and CUR Holdings anticipate that the Merger, if consummated, will qualify as a tax-free reorganization under the U.S. Internal Revenue Code.

The Company and CUR Holdings anticipate that, if the Merger is consummated:

•	the stockholders of CUR Holdings will receive, in exchange for all of their issued and outstanding shares of capital stock of CUR Holdings (including all issued and outstanding shares of preferred stock of CUR Holdings), shares of the Company’s capital stock (including shares of preferred stock of the Company), at an exchange rate of 1-for-1, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants to purchase shares of common stock of CUR Holdings will be exchanged for warrants to purchase shares of the Company’s common stock, at the same ratio at which shares of outstanding capital stock of CUR Holdings are exchanged for shares of the Company’s capital stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	the principal and any accrued and unpaid interest due under the Company’s existing 12% unsecured convertible promissory notes (the “Unsecured Notes”) will convert into units of the Company’s securities, at a conversion price of $2.00 of principal and interest due under said note per unit, each consisting of (a) one (1) share of the Company’s common stock, and (b) a 5-year warrant to purchase one (1) share of the Company’s common stock for every share of the Company’s common stock received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will be assigned and transferred to the Company, and the Company will become the payee under such note;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by CUR Holdings;

•	the Company will assume the obligations under the $2,500,000 New Note; and

•	the Company will assume the New Music Label Agreements with the Music Labels.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

As mentioned above, if there is an SEC Revocation of the Company’s common stock under the Exchange Act (or, at the discretion of the Board of Directors of the Company and CUR Holdings, as described above), the Company and CUR Holdings will consummate the Asset Transfer.

The Company and CUR Holdings anticipate that, if the Asset Transfer is consummated:

•	the Company’s stockholders will receive, in exchange for all of the assets and liabilities constituting the Company’s Music Streaming Business, shares of capital stock of CUR Holdings, at an exchange rate of 1-for-1 of equivalent classes of preferred and common stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants and stock options to purchase shares of the Company’s common stock will be exchanged for warrants and stock options to purchase shares of common stock of CUR Holdings, at the same ratio at which shares of the Company’s outstanding capital stock are exchanged for shares of capital stock of CUR Holdings, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	if necessary, the Board of Directors of CUR Holdings will adopt an Equity Incentive Plan (the “EIP”) with such number of shares available under the EIP that equals 15% of the fully diluted capitalization of CUR Holdings after giving effect to the Asset Transfer, covering outstanding stock options to purchase shares of the Company’s common stock, and for the future issuance, at the discretion of the Board of Directors of CUR Holdings, of incentive awards to officers, key employees, consultants and directors;

•	the principal and any accrued and unpaid interest due under the Company’s existing Unsecured Notes will convert into units of securities of CUR Holdings, at a conversion price of $2.00 per unit, each unit consisting of (a) one (1) share of common stock of Holdings, and (b) a 5-year warrant to purchase one (1) share of common stock of CUR Holdings for every share of common stock of CUR Holdings received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will remain payable to CUR Holdings;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by CUR Holdings as partial consideration for the transfer to CUR Holdings of the assets and liabilities constituting the Company’s Music Streaming Business;

•	CUR Holdings will remain responsible for the obligations under the $2,500,000 New Note; and

•	and sublicenses under the New Music Label Agreements with the Music Labels will terminate, to the extent applicable

Simultaneously with the closing of the Offerings, shareholders representing at least fifty-one percent (51%) of the voting capital stock of each of the Company and CUR Holdings, and of the Unit Purchasers in the Preferred Stock Unit Offering and Secured Noteholders in the Secured Note Assignment transaction, entered into voting agreements, pursuant to which they agreed to vote in favor of the Combination Transaction, as applicable.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

In the event the Merger is consummated, the Company agreed that promptly, but no later than 120 calendar days from the consummation of the Merger, the Company will file a registration statement (on Form S-1, or similar form) with the SEC (the “Registration Statement”) covering (a) the shares of common stock underlying the Unit Shares and Unit Warrants issued in connection with the Preferred Stock Unit Offering, (b) the shares of common stock underlying New Note Warrants issued in connection with the $2.5 Million Note Offering, (c) the shares of common stock underlying the Placement Agent Warrants and the Additional Placement Agent Warrants, and (d) the Secured Note Conversion Shares and the shares of common stock underlying the Secured Note Conversion Warrants issued in connection with the Secured Note Assignment Transaction (the “Registrable Securities”). The Company will use its commercially reasonable efforts to ensure that the Registration Statement is declared effective by the SEC within 210 days of filing with the SEC. Any cutback resulting from the removal of any of the Registrable Securities from the Registration Statement in response to a comment from the Staff of the SEC limiting the number of shares of common stock which may be included in the Registration Statement, shall be allocated on a pro rata basis, based on the total number of such shares held by or issuable to each holder. The Company will keep the Registration Statement “evergreen” for at least one (1) year from the date it is declared effective by the SEC, or for such shorter period ending on the sale of all Registrable Shares thereunder.

The following exhibits are included as part of this Annual Report:

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Contribution Agreement, dated as of January 28, 2014, by and among the Registrant, Raditaz, and the holders of a majority of Raditaz's membership interests(1)
3.1	3.2	Certificate of Incorporation of Registrant filed November 17, 2011(2)
3.2	3.2	Amended and Restated Articles of Incorporation of Registrant filed January 31, 2014(1)
3.3	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant filed February 9, 2016(12)
3.4	3.3	By-Laws of the Registrant(2)
3.5	3.1	Amended and Restated Bylaws of the Registrant(10)
4.1	4.1	Form of PPO Warrant of the Registrant(1)
4.2	4.2	Form of Broker Warrant of the Registrant(1)
4.3	4.1	Form of 12% Unsecured Convertible Promissory Note(11)
4.4	4.2	Form of Unit Warrant(11)
4.5	4.5	Form of 12% Senior Secured Convertible Promissory Note(13)
4.6	4.6	Form of Unit Warrant(13)
4.7	4.7	Form of Placement Agent Warrant(13)
10.1	10.1

Split-Off Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant's wholly owned Delaware subsidiary(1)

10.2	10.2

General Release Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant's wholly owned Delaware subsidiary(1)

10.3	10.3	Indemnification Share Escrow Agreement, dated January 28, 2014 by and among the Registrant, Thomas Brophy, and Gottbetter & Partners, LLP, as escrow agent(1)
10.4	10.4	Form of Lock-Up Agreement between the Registrant and the officers, directors and 10% stockholders of the registrant party thereto(1)
10.5	10.5	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(1)
10.6	10.3	Revised Form of Securities Purchase Agreement between the Registrant and the investors party thereto(3)
10.7	10.6	Subscription Escrow Agreement, dated December 30, 2013, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(1)
10.8	10.5	Amendment No. 1 to Subscription Escrow Agreement, dated January 31, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.9	10.6	Amendment No. 2 to Subscription Escrow Agreement, dated March 13, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.10	10.7	Placement Agency Agreement, dated December 30, 2013, between the Registrant and Gottbetter Capital Markets, LLC(1)
10.11	10.8	Amendment No. 1 to Placement Agency Agreement, dated January 31, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.12	10.9	Amendment No. 2 to Placement Agency Agreement, dated March 13, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)

10.13	10.8	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(1)
10.14*	10.9	Employment Agreement, dated January 28, 2014, between the Registrant and Thomas Brophy(1)
10.15*	10.11	The Registrant's 2014 Equity Incentive Plan(1)
10.16*	10.1	First Amendment to 2014 Equity Incentive Plan(4)
10.17*	10.1	Second Amendment to 2014 Equity Incentive Plan(5)
10.18*	10.13	Form of Non-Qualified Stock Option Agreement of the Registrant(3)
10.19	10.12	Form of Side Letter between the Registrant and its pre-Contribution stockholders(1)
10.20	10.1

Data License and Service Agreement, dated July 1, 2014, among the Company, Rovi Data Solutions and Veveo, Inc., as amended as of September 8, 2014 and September 18, 2014 (confidential portions have been omitted and filed separately with the SEC)(9)

10.21	10.2	Distribution Agreement, dated November 13, 2014, between the Company and MusicNet, Inc. d/b/a MediaNet Digital, Inc. (confidential portions have been omitted and filed separately with the SEC)(7)
10.22*	10.25	Consulting Agreement, dated March, 2014, between the Registrant and John A. Lack(8)
10.23	10.1	The Registrant's 2015 Equity Incentive Plan(10)
10.24	10.2	Form of Non-Qualified Stock Option Agreement of the Registrant(10)
10.25	10.1	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(9)
10.26	10.2	Form of Escrow Agreement among the Registrant, the investors party thereto, and CKR Law LLP, as escrow agent(9)
10.27	10.3	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(9)
10.28	10.31	Placement Agent Agreement by and between the Company and Katalyst Securities LLC(13)
10.29	10.32	Form of Securities Purchase Agreement(13)
10.30	10.33	Escrow Agreement by and among the Company, Katalyst Securities LLC and Delaware Trust Company(13)
10.31	10.34	Security Agreement(13)
14.1	14.1	Code of Business Conduct and Ethics of the Registrant(10)
21.1	**	List of Subsidiaries
31.1	**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Documen
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

95

__________

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

(3)

Filed with the Securities and Exchange Commission on March 17, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated March 11, 2014, which exhibit is incorporated herein by reference.

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

(13)

Filed with the Securities and Exchange Commission on April 14, 2016, as an exhibit numbered as indicated above, to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, which exhibit is incorporated herein by reference.

*	Management contract or compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CÜR MEDIA, INC.

Dated: January 26, 2018	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Brophy		January 26, 2018
Thomas Brophy	President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer

/s/ William West Duker		January 26, 2018
William West Duker	Director

/s/ Edward P. Swyer		January 26, 2018
Edward P. Swyer	Director

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Contribution Agreement, dated as of January 28, 2014, by and among the Registrant, Raditaz, and the holders of a majority of Raditaz's membership interests(1)
3.1	3.2	Certificate of Incorporation of Registrant filed November 17, 2011(2)
3.2	3.2	Amended and Restated Articles of Incorporation of Registrant filed January 31, 2014 (1)
3.3	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant filed February 9, 2016(12)
3.4	3.3	By-Laws of the Registrant (2)
3.5	3.1	Amended and Restated Bylaws of the Registrant(10)
4.1	4.1	Form of PPO Warrant of the Registrant(1)
4.2	4.2	Form of Broker Warrant of the Registrant(1)
4.3	4.1	Form of 12% Unsecured Convertible Promissory Note(11)
4.4	4.2	Form of Unit Warrant(11)
4.5	4.5	Form of 12% Senior Secured Convertible Promissory Note(13)
4.6	4.6	Form of Unit Warrant(13)
4.7	4.7	Form of Placement Agent Warrant(13)
10.1	10.1

Split-Off Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant's wholly owned Delaware subsidiary(1)

10.2	10.2

General Release Agreement, dated as of January 28, 2014, by and among the Registrant, Peretz Yehudah Aisenstark and Yair Shofel, and Duane Street Split Corp., the Registrant's wholly owned Delaware subsidiary(1)

10.3	10.3	Indemnification Share Escrow Agreement, dated January 28, 2014 by and among the Registrant, Thomas Brophy, and Gottbetter & Partners, LLP, as escrow agent(1)
10.4	10.4	Form of Lock-Up Agreement between the Registrant and the officers, directors and 10% stockholders of the registrant party thereto(1)
10.5	10.5	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(1)
10.6	10.3	Revised Form of Securities Purchase Agreement between the Registrant and the investors party thereto(3)
10.7	10.6	Subscription Escrow Agreement, dated December 30, 2013, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(1)
10.8	10.5	Amendment No. 1 to Subscription Escrow Agreement, dated January 31, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.9	10.6	Amendment No. 2 to Subscription Escrow Agreement, dated March 13, 2014, among the Registrant, Gottbetter Capital Markets, LLC and CSC Trust Company of Delaware, as escrow agent(3)
10.10	10.7	Placement Agency Agreement, dated December 30, 2013, between the Registrant and Gottbetter Capital Markets, LLC(1)
10.11	10.8	Amendment No. 1 to Placement Agency Agreement, dated January 31, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)

10.12	10.9	Amendment No. 2 to Placement Agency Agreement, dated March 13, 2013, between the Registrant and Gottbetter Capital Markets, LLC(3)
10.13	10.8	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(1)
10.14*	10.9	Employment Agreement, dated January 28, 2014, between the Registrant and Thomas Brophy(1)
10.15*	10.11	The Registrant's 2014 Equity Incentive Plan(1)
10.16*	10.1	First Amendment to 2014 Equity Incentive Plan(4)
10.17*	10.1	Second Amendment to 2014 Equity Incentive Plan(5)
10.18*	10.13	Form of Non-Qualified Stock Option Agreement of the Registrant(3)
10.19	10.12	Form of Side Letter between the Registrant and its pre-Contribution stockholders(1)
10.20	10.1

Data License and Service Agreement, dated July 1, 2014, among the Company, Rovi Data Solutions and Veveo, Inc., as amended as of September 8, 2014 and September 18, 2014 (confidential portions have been omitted and filed separately with the SEC)(9)

10.21	10.2	Distribution Agreement, dated November 13, 2014, between the Company and MusicNet, Inc. d/b/a MediaNet Digital, Inc. (confidential portions have been omitted and filed separately with the SEC)(7)
10.22*	10.25	Consulting Agreement, dated March, 2014, between the Registrant and John A. Lack(8)
10.23	10.1	The Registrant's 2015 Equity Incentive Plan(10)
10.24	10.2	Form of Non-Qualified Stock Option Agreement of the Registrant(10)
10.25	10.1	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(9)
10.26	10.2	Form of Escrow Agreement among the Registrant, the investors party thereto, and CKR Law LLP, as escrow agent(9)
10.27	10.3	Form of Registration Rights Agreement, dated January 28, 2014, between the Registrant and the investors party thereto(9)
10.28	10.31	Placement Agent Agreement by and between the Company and Katalyst Securities LLC(13)
10.29	10.32	Form of Securities Purchase Agreement(13)
10.30	10.33	Escrow Agreement by and among the Company, Katalyst Securities LLC and Delaware Trust Company(13)
10.31	10.34	Security Agreement
14.1	14.1	Code of Business Conduct and Ethics of the Registrant(10)
21.1	**	List of Subsidiaries
31.1	**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

99

__________

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

(3)

Filed with the Securities and Exchange Commission on March 17, 2014, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated March 11, 2014, which exhibit is incorporated herein by reference.

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

(13)

Filed with the Securities and Exchange Commission on April 14, 2016, as an exhibit numbered as indicated above, to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, which exhibit is incorporated herein by reference.

*	Management contract or compensatory plan or arrangement
**	Filed herewith

