Form 10-Q
period 2017-03-31
CUR MEDIA, INC.
filed 2018-04-17
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-55346

CÜR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0375741
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

136 New London Turnpike

Glastonbury, CT 06033

(Address of principal executive offices)

(860) 633-5565

(Registrant’s telephone number, including area code)

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

As of both March 31, 2017 and April 17, 2018, there were 2,526,663 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding, 20,174 of which had not yet been issued.

CÜR MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the Securities and Exchange Commission (“SEC”) on January 29, 2018 (“Annual Report”), as updated in subsequent filings we have made with the SEC. The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$95	$1,508
TOTAL CURRENT ASSETS	95	1,508

Property and equipment, net	4,739	6,541
TOTAL ASSETS	$4,834	$8,049

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITES
Accounts payable	$3,828,821	$3,710,172
Accrued liabilities and other current liabilities	2,288,079	2,115,273
Note payable, short-term	33,550	33,550
Secured convertible promissory notes, net	2,514,880	2,514,880
Derivative liabilities	518,818	292,589
TOTAL CURRENT LIABILITIES	9,184,148	8,666,464

Unsecured convertible promissory notes, net	590,027	488,324

TOTAL LONG TERM LIABILITIES	590,027	488,324

TOTAL LIABILITIES	9,774,175	9,154,788

STOCKHOLDERS’ DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of March 31, 2017 or December 31, 2016)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 2,526,663 issued at March 31, 2017 and December 31, 2016, and 2,550,998 outstanding at March 31, 2017 and December 31, 2016, respectively)	253	253
Additional Paid-In-Capital	11,935,233	11,922,288
Accumulated Deficit	(21,704,827)	(21,069,280)
TOTAL STOCKHOLDERS’ DEFICIENCY	(9,769,341)	(9,146,739)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,834	$8,049

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

REVENUES	$292	$-

OPERATING EXPENSES
Research and development	42,212	1,665,601
General and administrative	109,167	525,082
Stock based compensation	-	76,966
Depreciation and amortization	1,802	5,124

TOTAL OPERATING EXPENSES	153,181	2,272,773

OTHER INCOME (EXPENSE)
Interest expense	(259,170)	(130,714)
Interest income	-	4
Gain from relief of debt	2,741	-
Change in fair value of derivative liabilities	(226,229)	1,397,264

TOTAL OTHER INCOME (EXPENSE)	(482,658)	1,266,554

NET LOSS	$(635,547)	$(1,006,219)

Basic and diluted net loss per share	$(0.25)	$(0.41)

Weighted average number of shares outstanding basic and diluted	2,550,998	2,464,671

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(635,547)	$(1,006,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,802	5,124
Stock compensation expense	-	76,966
Interest expense	101,701	68,641
Share based consulting services	12,945	-
Change in fair value of derivative liabilities	226,229	(1,397,264)
Changes in assets and liabilities
Prepaid expenses	-	(6,144)
Other current assets	-	-
Accounts payable	118,649	918,813
Accrued liabilities and other current liabilities	172,806	1,205,566
Net cash used in operating activities	(1,413)	(134,517)

CASHFLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	-	(8,651)
Proceeds from issuance of convertible promissory notes	-	141,000
Net cash provided by financing activities	-	132,349

NET DECREASE IN CASH	(1,413)	(2,168)

CASH, BEGINNING OF PERIOD	1,508	734

CASH, END OF THE PERIOD	$95	$(1,434)

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 1 – Summary of Business and Basis of Presentation

Organization and Business

CÜR Media, Inc. (the “Company”) was formed in the State of Delaware as Duane Street Corp. on November 17, 2011, to manufacture and market baby products. Prior to the Contribution (as defined below), the Company’s board of directors determined to discontinue operations in this area and to seek a new business opportunity.

CÜR Media, LLC (formerly known as Raditaz, LLC) (“Raditaz”) was formed in the State of Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the “Contribution”) to the Company in exchange for approximately 769,231 shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”), which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of the Contribution was automatically converted into shares of the Company’s Common Stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 769,231 shares of the Company’s Common Stock outstanding immediately thereafter. The Contribution was considered to be a recapitalization of the Company, which had been retrospectively applied.

As a result of the Contribution, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices (the “Music Streaming Business”). The Company is currently developing CÜR Music, a hybrid internet radio and on-demand music streaming service.

CUR Holdings, LLC was formed in New York on July 6, 2017, for the purpose of making strategic investments of up to $1,000,000. On July 6, 2017, CUR Holdings, LLC loaned $685,000 to the Company, in exchange for which it received a Line of Credit Promissory Note from the Company in the principal amount of $685,000 (“Line of Credit Note”). In connection with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined below), the Line of Credit Note was assigned and transferred to CUR Holdings, Inc., a Delaware corporation (“Holdings”), in exchange for 194,175 Unit Shares (as defined below”) of Holdings and Unit Warrants (as defined below) to purchase 1,263,827 shares of common stock of Holdings issued to CUR Holdings, LLC. As a result, Holdings became the payee under the Line of Credit Note. Upon completion of the transaction, CÜR Media is now required to pay Holdings.

Holdings was formed in the State of Delaware on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space. On September 11, 2017, the Company entered into a term sheet (the “Term Sheet”) with Holdings, pursuant to which the Company and Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed Administrative Proceedings (as defined below), or, if instituted, will discontinue such proceedings (“SEC Clearance”), Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed Administrative Proceedings (as defined below) against the Company, and such proceedings result in the revocation of the registration of the Company’s Common Stock under the Exchange Act (“SEC Revocation”), the Company and Holdings will, subject to any required shareholder approval, enter into a fair value asset purchase and sale transaction, pursuant to which Holdings will acquire all of the intellectual property and other assets and liabilities constituting the Company’s Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements include the activities of the Company, CÜR Media, Inc., and its wholly owned subsidiary, CÜR Media, LLC. All intercompany transactions have been eliminated in these consolidated financial statements.

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

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which the Company filed with the Securities and Exchange Commission (“SEC”) on January 29, 2017 (“Annual Report”), as updated in subsequent filings the Company has made with the SEC.

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

Significant Accounting Policies

Other than as disclosed below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report as filed with the SEC on January 29, 2018.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock, plus the effect of dilutive potential common shares from outstanding stock options during the period using the treasury stock method. At March 31, 2017 and 2016, the number of shares underlying options and warrants that were anti-dilutive was approximately 4,517,150 shares and 1,621,785 shares, respectively.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred net losses since inception, including a net loss of $635,547 in the three months ending March 31, 2017. The Company has developed CÜR Music, a hybrid internet radio and on-demand music streaming service and has not generated significant revenue from operations. The service is expected to launch in the second or third quarter of 2018, however the Company anticipates needing additional capital to execute the marketing and operating plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

On April 12, 2016, April 15, 2016, May 26, 2016, June 7, 2016 and July 20, 2016, the Company closed on Securities Purchase Agreements (the “Secured Note Purchase Agreements”) with certain “accredited investors” (the “Secured Note Buyers”), pursuant to which the Secured Note Buyers purchased 12% Secured Convertible Promissory Notes of the Company (the “2016 Secured Convertible Promissory Notes” or “Secured Notes”) in the aggregate principal amount of $2,515,000 (the “Secured Convertible Note Offering”). The aggregate gross proceeds to the Company from the Secured Convertible Note Offering were $2,515,000 (before deducting expenses related to the purchase and sale of the Secured Notes of $282,454), of which $255,060 of the proceeds were from members of the Company’s board of directors. The Company used the net proceeds from the Secured Convertible Note Offering for certain payments to content owners, and working capital and general corporate purposes.

Refer to Notes 1 and 12 pertaining to the formation of CUR Holdings, Inc., in connection with raising capital for the purpose of extending funds to the Company as well as assuming various obligations and contracts on behalf of the Company.

The Company and Holdings are actively seeking additional sources of equity or debt financing in order to support its operations. The Company plans to launch its CÜR Music streaming product utilizing funds from the Post-Closing Line of Credit Note. No assurances can be provided that the Company will secure additional financing or achieve and sustain a profitable level of operations. To the extent that the Company is unsuccessful in its plans, the Company may find it necessary to cease operations entirely.

Note 3 – Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and intense competition. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, content licensing, regulatory and other risks including the potential for business failure.

A description of some of the risks and uncertainties that could affect the Company’s business appears in the section captioned “Risk Factors” in the Company’s Annual Report as updated in subsequent filings the Company has made with the SEC. No new risks have been identified this quarter. The risks and uncertainties described under “Risk Factors” are not exhaustive.

Note 4 - Debt Instruments

Note Payable

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Principal and interest is payable in forty-eight (48) equal, consecutive monthly installments. The full principal and all accrued interest is due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of March 31, 2017 and December 31, 2016, the balance due totaled $33,550. The DECD has not commenced any collection proceedings against the Company.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Convertible Promissory Notes, net

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016, the Company closed on Securities Purchase Agreements (the “Unsecured Note Purchase Agreements”) with certain “accredited investors” (the “Unsecured Note Buyers”), pursuant to which the Unsecured Note Buyers purchased 12% Unsecured Convertible Promissory Notes of the Company (the “Unsecured Notes”) in the aggregate principal amount of $2,113,500 (the “Unsecured Convertible Note Offering”). The aggregate gross proceeds to the Company from the Unsecured Convertible Note Offering were $2,113,500 (before deducting expenses related to the purchase and sale of the Unsecured Notes of $45,000), of which $586,000 of the proceeds were from members of the Company’s board of directors.

The Unsecured Notes have an aggregate principal balance of $2,113,500 and a stated maturity date of 5 years from the date of issuance. The principal on the Unsecured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. On April 12, 2016, with the closing of the Secured Convertible Note Offering, certain terms of the Unsecured Notes were amended. Under the new terms of the Unsecured Notes, upon the closing of $15,000,000 in equity securities (“Equity Financing Securities”) by the Company (in this case, a “Qualified Offering”) all of the outstanding principal amount of the Unsecured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Unsecured Note Conversion Units”) at a conversion price per Unsecured Note Conversion Unit equal to the lesser of (i) $5.60 or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unsecured Note Conversion Unit will consist of one share (the “Unsecured Note Conversion Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Unsecured Note Conversion Unit Warrants”) to purchase one additional share (the “Unsecured Note Conversion Unit Warrant Shares”) of the Company’s Common Stock at an exercise price of 125% of the Qualified Offering unit price. The terms of the amendment were in exchange for the Unsecured Note holders’ subordination to the Secured Note holders.

The embedded conversion feature in the Unsecured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and a debt discount of $2,034,037 upon issuance. The debt discount is being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability related to the Unsecured Notes. The unamortized debt discount was $1,523,474 at March 31, 2017 and the fair value of the derivative liability was $92,542 at March 31, 2017.

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

The Company agreed to use its commercially reasonable efforts to file a registration statement (“Registration Statement”) to register the Unsecured Note Conversion Unit Shares and Unsecured Note Conversion Unit Warrant Shares no later than (i) the date that is ninety (90) calendar days after the final closing under the Qualified Offering, or (ii) the date which is ninety (90) calendar days after the first optional conversion of the Unsecured Notes. The Company agreed to use its commercially reasonable efforts to have the Registration Statement declared effective no later than one hundred and eighty (180) calendar days after the Registration Statement is first filed with the SEC.

Convertible Secured Promissory Notes, net

On April 12, 2016, April 15, 2016, May 26, 2016, June 7, 2016 and July 20, 2016, the Company entered into Secured Note Purchase Agreements with certain Secured Note Buyers, pursuant to which the Secured Note Buyers purchased Secured Notes in the aggregate principal amount of $2,515,000 (before deducting placement agent fees and expenses of $282,454) of which $255,060 were from members of the Company’s board of directors.

The Secured Notes are secured by a security interest in and lien on all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries, including the Company’s intellectual and technology property pursuant to the terms of a security agreement (“Security Agreement”) among the Company and the Secured Note Buyers. The security interest in and liens on all assets and property of the Company will be a first priority security interest.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

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

On October 12, 2016, October 15, 2016, November 26, 2016, December 7, 2016, and January 20, 2017, the principal and any accrued and unpaid interest on the Company’s outstanding Secured Notes became due and payable. The Company was unable to repay the noteholders at that time. Pursuant to the terms of the Secured Notes, the Company’s failure to pay any principal or interest within 5 days of the date such payment is due constitutes an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes increased to 15%. On November 16, 2017, simultaneous with the Initial Closing (as discussed in Note 12), the holders of all of the Company’s existing Secured Notes (the “Secured Noteholders”), in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit. Upon completion of the transaction, CUR Media is now required to pay Holdings.

Pursuant to the terms of a Placement Agency Agreement (in this case, the “Placement Agency Agreement”) between the Company and the placement agent for the Secured Convertible Note Offering (in this case, the “Placement Agent”), in connection with the closing of the Secured Convertible Note Offering, the Placement Agent was paid a commission of an aggregate of $251,500. In addition, the Placement Agent, or its designees, received warrants to purchase a number of shares of the Company’s Common Stock equal to 10% of the number of Secured Note Conversion Unit Shares into which Secured Notes sold in the Secured Convertible Note Offering to Secured Buyers introduced to the Secured Convertible Note Offering by the Placement Agent, and 8% of the number of Secured Note Conversion Unit Shares into which Secured Notes sold in the Secured Convertible Note Offering to Secured Note Buyers introduced to the Secured Convertible Note Offering by the Company or its representatives the Placement Agent’s warrants have a term of 5 years and an exercise price per share equal to the exercise price of the Secured Note Conversion Unit Warrant Shares issued to Secured Buyers introduced to the Secured Convertible Note Offering by the Placement Agent upon conversion (“Placement Agent Warrants”).

The embedded conversion feature in the Secured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,091,053 upon issuance. The debt discount was being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability related to the Secured Notes. The debt discount was fully amortized at March 31, 2017 and the derivative liability was $426,276 at March 31, 2017.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 5 – Derivative Liabilities

The PPO Warrants, 2014 Broker Warrants and Warrant Agent Warrants described in Note 7 qualified for derivative classification upon issuance due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the closings under the private placement offerings. The embedded conversion feature of the Unsecured Notes and the Secured Notes described in Note 4 also qualify for derivative classification. The initial fair value of these liabilities was recorded as an increase to derivative liabilities with a corresponding debt discount. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

Certain securities the Company issued in the private placement offering it conducted in 2014 (the “2014 PPO”) had price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, March 28, 2016, the Company issued additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO warrants issued in the 2014 PPO (the “PPO Warrants”), 133,739 remained with these priced-based anti-dilution rights. As of March 28, 2016, the price-based anti-dilution protection provisions expired. The Company re-measured the fair value of the warrants at March 28, 2016 and reclassified them to equity.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended March 31, 2017.

Three Months Ended March 31, 2017

Balance at the beginning of period	$292,589

Change in fair value of the conversion features on unsecured convertible notes	40,704

Change in fair value of the conversion features on secured convertible notes	185,525

Balance at the end of the period	$518,818

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

The weighted average per-share fair value of each Common Stock warrant derivative liability of $1.91 was determined on March 28, 2016 using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At March 28, 2016	158.84%	1.76%	0%	3.45

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Unsecured Notes of $4.66, $0.16 and $0.28 determined at January 14, 2016, December 31, 2016 and March 31, 2017, respectively, using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on January 14, 2016	114.48%	1.52%	0%	5.00
December 31, 2016	176.74%	1.93%	0%	3.89
March 31, 2017	176.13%	1.93%	0%	3.64

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Secured Notes of $1.62, $2.69, $2.80, $2.07, $1.47, $0.19 and $0.34 determined at April 12. 2016, April 15, 2016, May 26, 2016, June 7, 2016, July 20, 2016, December 31, 2016 and March 31, 2017, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on April 12, 2016	159.81%	1.22%	0%	5.00
Issuance on April 15, 2016	161.16%	1.22%	0%	5.00
Issuance on May 26, 2016	165.03%	1.35%	0%	5.00
Issuance on June 7, 2016	165.72%	1.23%	0%	5.00
Issuance on July 20, 2016	166.24%	1.15%	0%	5.00
December 31, 2016	176.74%	1.93%	0%	4.31
March 31, 2017	176.13%	1.93%	0%	4.07

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 6 – Common Stock

On May 26, 2015, the Company’s board of directors approved and authorized the Company to effect a reverse stock split (the “Reverse Stock Split”) at a ratio of not less than 1-for-5 and not more than 1-for-15 (the “Reverse Split Ratio”). On February 9, 2016, the Company filed a certificate of amendment (“Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which, effective as of February 16, 2016, the Company effected the Reverse Stock Split at a rate of 1-for-13. Throughout this report, the reverse split was retroactively applied to all periods presented.

Note 7 - Common Stock Warrants

As discussed in Note 5, certain securities the Company issued in the 2014 PPO had price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, which occurred on March 28, 2016, the Company issued additional shares of Common Stock or common stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO Warrants, 133,739 remained with these priced-based anti-dilution rights. Upon consummation of the Offer to Amend and Exercise the PPO Warrants, and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive (i) a reduction in the price of their PPO Warrants from $26.00 per share to $23.01 per share, (ii) an aggregate of 17,180 additional shares of Common Stock, and (iii) and aggregate of 17,180 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $23.01 per share.

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

On January 8, 2017, the Company entered into an employment agreement with an investor relations analyst, pursuant to which he agreed to provide the Company with certain investor relations services. In consideration for such services, the Company issued the investor relations analyst a 5-year warrant to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.

Common Stock warrant activity during the three months ended March 31, 2017 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2016	622,576	$14.66
Granted	40,000	1.00
Cancelled/Forfeited	-	-
Exercised	-	-
Balance as of March 31, 2017	662,576	$13.83

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on January 12, 2016	114.03%	1.79%	0%	6.45
Issuance on January 8, 2017	177.06%	1.89%	0%	5.00

Note 8 – Equity Incentive Awards

Stock Compensation Plans

In November 2008, the Company’s board of directors adopted the 2008 Restricted Stock Plan, as amended (the “2008 Plan”). The 2008 Plan provided for the issuance of restricted common shares (“options”).

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

Upon closing of the Contribution, discussed in Note 1, the Board adopted, and the stockholders approved, the 2014 Equity Incentive Plan (the “2014 Plan”) which provides for the issuance of equity awards of up to 307,693 shares of Common Stock to officers, key employees, consultants and directors. Upon effectiveness of the Contribution, 500,000 options outstanding under the 2008 Plan were exchanged for an aggregate of (i) approximately 102,681 non-statutory stock options to purchase shares of the Company’s Common Stock at an average exercise price of approximately $2.86 per share, and (ii) approximately 24,335 restricted stock awards (of which approximately 17,068 were fully vested and represented approximately 17,068 issued and outstanding shares of the Company’s Common Stock).

On September 25, 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”) to provide the Company with flexibility in its ability to motivate, attract, and retain the services of members of the board of directors, key employees and consultants. The 2015 Plan provides for the issuance of equity awards of up to 307,693 shares of Common Stock. The 2015 Plan was amended on September 23, 2016 to make certain clarifications with respect to the grant of incentive stock options under the 2015 Plan.

Stock Options

Option activity during the three months ended March 31, 2017 was as follows:

	Options Outstanding
	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of January 1, 2017	269,107	$7.32	0.0
Granted	-	$-
Cancelled/Forfeited	-	$-
Exercised	-	$-
Balance as of March 31, 2017	269,107	$7.32	0.0
Exercisable March 31, 2017	269,107	$7.32

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Stock-based Compensation Expense

As of March 31 2017, total compensation cost related to stock options granted, but not yet recognized, was $0 given that the Company laid off its entire workforce in August 2016. Upon termination, the Company’s option agreements do not provide for accelerated vesting of unvested options. However, vested options remain outstanding at the time of termination. Stock-based compensation expenses related to all employee and non-employee stock-based awards for the three months ended March 31, 2017 and 2016 were $0 and $76,966, respectively.

Restricted Stock Awards

The Company issued restricted stock awards with respect to 24,335 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2016 and March 31, 2017, 24,335 restricted common shares were outstanding but not yet issued under these awards. The Company is obligated to issue these awards upon request by the holder of the award. During each of the three month periods ended March 31, 2017 and 2016, the Company recorded stock based compensation of $0. As of March 31, 2017, there was no unrecognized stock based compensation expense related to restricted stock awards granted.

Note 9 - Commitments and Contingencies

Data License and Service Agreement with Rovi

On July 1, 2014 the Company entered into a data license and service agreement (the “Data License and Services Agreement”) with Rovi Data Solutions, Inc. and Veveo, Inc. (collectively, “Rovi”), acquiring the limited, non-exclusive, non- transferable right to use, display, communicate, reproduce and transmit data owned or controlled by Rovi. On September 8, 2014 and September 18, 2014, a first amendment and second amendment to the Data License and Service Agreement, respectively, were executed which expanded the original license to include custom development of search and voice capabilities. The Data License and Service Agreement remained in effect through and including March 14, 2017. The Company had the option to extend the term of this agreement for additional one-year periods.

During the term of the Data License Agreement and as consideration for the grant of rights and license of Rovi’s data, the Company agreed to pay Rovi a monthly minimum charge during the development period, which is the period where data will be used for internal, non-public, non-commercial uses. The Company agreed to pay a minimum per month during the first initial term, subsequent to launch date until March 14, 2016. For each subsequent term, consideration paid was dependent on the number of subscribers to CÜR Music.

As of September 27, 2016, the Company’s Data License and Services Agreement with Rovi terminated as a result of the Company’s failure to pay Rovi past due balances for the services provided under the Agreement.

As of March 31, 2017, the Company has accrued for balances due, however has not made any payments to Rovi.

Master Subscription Agreement with Zuora

On July 31, 2014, the Company entered into a limited license agreement (the “Master Subscription Agreement”) with Zuora, Inc. (“Zuora”) that provided the Company with a non-exclusive, non-transferable worldwide limited license to use Zuora’s online integrated subscription management, billing, and data analysis services. The initial order form covered the implementation and development period ending October 31, 2014. In addition, the Company agreed to an initial 36-month service term, subsequent to implementation.

On October 12, 2016, CÜR Media received a notice of default from Zuora confirming that the Company was in default under the Master Subscription Agreement with Zuora as a result of the Company’s failure to pay Zuora past due balances for the services they provided under the Master Subscription Agreement.

As of March 31, 2017, the Company has accrued for balances due, however has not made any payments to Zuora.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Distribution Agreement with MediaNet

On November 10, 2014, the Company entered into a Distribution Agreement (the “MediaNet Agreement”) with MediaNet Digital, Inc. (“MediaNet”) which provided the Company with a catalog of sound recordings and metadata, which enabled and provided for the delivery of sound recordings to end users of CÜR Music. The agreement remains in effect for a period of three years following the effective date of November 7, 2014. The agreement automatically renews for successive one-year terms unless terminated by MediaNet or the Company.

Pursuant to the agreement, the Company was required to pay a set-up fee. In addition, the Company was required to pay a monthly technology licensing fee during the initial term, a monthly usage fee and pay for any additional professional services and technical assistance or customization. To date, the Company has not received a notice of default from MediaNet.

As of March 31, 2017, the Company has not made any payments to MediaNet, however has accrued for balances due.

Content Licenses

The Company entered into agreements with certain music labels (“Music Label Agreements”), pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the music labels (“Music Labels”) in connection with CÜR Music. The Company had also entered into agreements with certain music publishing companies (“Publishing Agreements”), pursuant to which the Company was provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the music publishers (“Music Publishers”) in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the “Content Agreements,” and the Music Labels and Music Publishers may be collectively referred to herein as the “Content Providers.”

The Company was not able to make the initial payments when due on January 31, 2016. As a result, the Company’s Music Label Agreements with Sony Music Entertainment (“SME”) and UMG Recordings, Inc. (“UMG”) were terminated as a result of the Company’s failure to pay SME and UMG the advances due pursuant to such agreements, respectively. The Company also defaulted on its Music Label Agreement with Warner Music, Inc. (“WMG”) as a result of the Company’s failure to pay WMG the advance due pursuant to such agreement. WMG did not initiate termination of their agreement.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, Holdings renegotiated the content licensing agreements (“New Music Label Agreements”). Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, Holdings paid Label Advances due to the Music Labels pursuant to the New Music Label Agreements in the aggregate amount of $2,500,000. The Company joined one of the New Music Label Agreements, while the other New Music Label Agreements provide Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements enable the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with the Company’s Internet music service, CÜR Music. The New Music Label Agreements released the Company of prior obligations under the original Music Label Agreements. At the current time, the Company does not have a contract with Holdings which requires payment for sublicenses and access to the sound recordings and related materials.

The Company and Holdings are required to pay certain minimum content fees over the term of the Content Agreements with Content Providers as follows: $15,100,000 in the first year of the agreements, of which $2,500,000 was paid upon signing, $24,500,000 in the second year of the agreements, and $18,400,000 in the third year of the agreements.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Minimum payments related to the previously described contracts is summarized as follows:

Three Months Ended March 31,	Total

2017	4,470,000	*

2018	13,152,500	*

2019	21,225,000	*

2020	10,737,500	*

_______________

*	Additional contract terms include per subscriber, stream or percentage of revenue charges.

Note 10 – Legal Proceedings

The Company defaulted under its Master Multiple Services Agreement (the “Digitas Agreement”) with Digitas, Inc., a Massachusetts corporation (“Digitas”), as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000 (the “Claimed Amount”), together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. As discussed in Note 11, a settlement agreement and mutual lease was entered into on November 15, 2017.

Certain of the Company’s former employees filed outstanding claims against the Company for payment of unpaid wages totaling $50,000, which are accrued and remain outstanding. The Company has agreed to settlements on other employee claims totaling $237,343, which are also accrued and remain outstanding.

Cybercoders, Inc. (“Cybercoders”), a recruiter used in connection with certain employee placements, has filed a claim against the Company for failure to pay Cybercoders past due balances for the services they provided. The Company and Cybercoders have agreed to a settlement amount of $5,000.

24G, LLC (“24G”), a consultant that provided the Company with marketing services, has filed a claim against the Company for failure to pay 24G past due balances in the amount of $71,898 for the services they provided. The Company and 24G have agreed to a settlement amount of $5,000 in November 2017.

A consultant that provided the Company with software development services, has filed a claim against the Company for failure to pay past due balances for services provided. A judgement was entered and recorded in the Circuit Court for Montgomery County, Maryland for $60,000, which was accrued by the Company.

An attorney for iTexico LLC (“iTexico”), a software developer the Company used, has contacted the Company in an effort to collect $53,750 of past due balances iTexico claims it is owed for the services they provided. The Company reached settlement a settlement of $9,000 with iTexico in November 2017.

We are currently not aware of any other pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 11 – Related Parties

CÜR Media and CUR Holdings are considered to be related parties based on several factors, including common control. Please reference Notes 1, 4, 9 and 12 for details the nature of the relationship and transactions between the companies.

Note 12 - Subsequent Events

SEC Wells Notice

On July 19, 2017, the Company received a “Wells Notice” from the staff (the “Staff”) of the SEC. The Wells Notice provides notification to the Company that the Staff has made a preliminary determination to recommend that the SEC institute administrative proceedings against the Company (“Administrative Proceedings”) pursuant to Sections 12(j) and 12(k) of the Exchange Act, based solely upon the Company’s failure to comply with its reporting obligations under Section 13(a) of the Exchange Act. Sections 12(j) grants the SEC the right, after notice and opportunity for a hearing, to revoke the registration of a security. Section 12(k) grants the SEC the right to suspend trading in a security.

In accordance with SEC rules, on August 25, 2017, the Company made a written submission to the SEC in response to the Wells Notice, in which, among other things, it conveyed the Company’s present intention to file the delinquent reports and become current with its SEC filing requirements and, as such, set forth the reasons why the proposed enforcement action should not be filed. While no assurances can be made, the Company believes that, as a result of making these filings, the SEC will have no further reason to institute the proposed Administrative Proceedings, or, if instituted, to continue such proceedings. However, there can be no assurance that the SEC will not bring an enforcement action against the Company, which could result in a trading suspension of the Company’s Common Stock and the de-registration of the Company’s securities under the Exchange Act. The Administrative Proceedings, if instituted, will be held before an administrative law judge.

The Company has already filed three of the delinquent reports for the fiscal year ending December 31, 2016 and plans to file the remaining delinquent reports as soon as practicable.

Vendor Defaults

The Company entered into the Master Subscription Agreement with Zuora on July 31, 2014. Pursuant to the Master Subscription Agreement with Zuora, the Company planned to use Zuora’s technology platform to administer the subscription process related to credit card billing and collection. On October 12, 2016, the Company received a notice of default from Zuora, confirming that the Company was in default under its Master Subscription Agreement with Zuora as a result of its failure to pay Zuora past due balances for the services they provided under the Master Subscription Agreement.

The Company is also in default under its Sponsorship Agreement (the “Live Nation Agreement”) with Live Nation Marketing, Inc. (“Live Nation”) as a result of the Company’s failure to pay Live Nation past due balances for the services they provided under the Live Nation Agreement. To date, the Company has not received a notice of default from Live Nation.

As of the date of this report, the Company is in default of all of its vendor agreements as a result of failure to make the required payments.

Six-Month Line of Credit Promissory Note

On July 6, 2017, the Company entered into the Line of Credit Note with CÜR Holdings, LLC. The Line of Credit Note has a principal balance of $685,000, and a stated maturity date of December 6, 2017. The principal on the Line of Credit Note does not bear interest. The Line of Credit Note is not convertible. The Line of Credit Note ranks junior to the Company’s existing Secured Notes (as defined below).

In connection with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined below), the Line of Credit Note was assigned and transferred to Holdings as of November 16, 2017 in exchange for 194,175 Unit Shares of Holdings and Unit Warrants to purchase 1,263,827 shares of common stock of Holdings issued to CUR Holdings, LLC. As a result, Holdings became the payee under the Line of Credit Note. Upon completion of the transaction, CUR Media is now required to pay Holdings.

The assignment and transfer of the Line of Credit Note did not modify the obligation of the Company.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Settlement Agreement and Mutual Release

As previously reported, the Company defaulted under its Digitas Agreement with Digitas, as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000 (the “Claimed Amount”), together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. On November 15, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Digitas, pursuant to which the Company agreed to pay Digitas an aggregate of $400,000, in full settlement of any and all claims arising from or relating to amounts due under the Master Multiple Services Agreement (the “Claims”). Digitas agreed to release the Company from any further Claims, subject only to the Company meeting its payment obligations under the Settlement Agreement and the Digitas Note (as defined below).

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

Transactions and Proposed Additional Transactions with CÜR Holdings, Inc.

Holdings was formed in the State of Delaware on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space. On September 11, 2017, the Company entered into the Term Sheet with Holdings pursuant to which the Company and Holdings agreed to consummate either the Merger or the Asset Transfer, under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives SEC Clearance, Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity; provided, however, that the Board of Directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences Administrative Proceedings against the Company, and such proceedings result in the SEC Revocation, the Company and Holdings will, subject to any required shareholder approval, enter into the Asset Transfer; provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

On November 16, 2017, Holdings consummated an initial closing (the “Initial Closing”) of its private placement offering (the “Preferred Stock Unit Offering”), to certain “accredited investors” (each, a “Unit Purchaser” and, collectively, the “Unit Purchasers”), intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D and/or Regulation S promulgated thereunder, of a minimum of $6,000,000 (the “Minimum Amount”) of units of securities of Holdings (each, a “Preferred Stock Unit” and, collectively, the “Preferred Stock Units”), at a purchase price of $5.15 per Preferred Stock Unit (other than with respect to the assignment and transfer to Holdings of the Line of Credit Note, as further described below), with each Preferred Stock Unit consisting of (a) one (1) share of Series A convertible preferred stock of Holdings (each, a “Unit Share” and collectively, the “Unit Shares”), and (b) a 5-year warrant (each, a “Unit Warrant” and collectively, the “Unit Warrants”) to purchase 6.5087 shares of common stock of Holdings, at an exercise price of $1.00 per each full share.

The net proceeds from the Preferred Stock Unit Offering and $2.5 Million Note Offering (as defined below) (together, the “Offerings”), in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels (as defined below) sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend the Post-Closing Line of Credit Note to the Company, for up to the full amount of the aggregate net proceeds from the Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note (as defined below), and (2) for working capital and general corporate purposes. Management also feels it can enter into structured settlements with vendors and streaming services. The process for requesting and approving drawdowns and the terms and associated interest on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

In connection with the Initial Closing of the Preferred Stock Unit Offering, Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for (a) gross proceeds of $5,154,361 from the Preferred Stock Unit Offering.

In connection with the Initial Closing of the Preferred Stock Unit Offering, a placement agent (the “Placement Agent”) received a cash commission of $115,436, and warrants (“Placement Agent Warrants”) to purchase (a) 22,415 shares of Series A Preferred Stock of Holdings, with a term of five (5) years and an exercise price of $5.15 per share, and (b) 145,893 shares of common stock of Holdings, with a term of five (5) years and an exercise price of $1.00 per share.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Simultaneously with the closing of the Preferred Stock Unit Offering, Holdings consummated a private placement offering (the “$2.5 Million Note Offering”), to one “accredited investor” (the “New Note Purchaser”), intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder, of (a) a 12% senior secured promissory note of Holdings, in the principal amount of $2,500,000 (the “New Note”), with a term of twelve (12) months, at a purchase price of 100% of the face value amount of the New Note, and (b) 10-year warrants (the “New Note Warrants”) to purchase 1,000,000 shares of common stock of Holdings, at an exercise price per share of $0.0001.

In connection with the closing of the $2.5 Million Note Offering, the Placement Agent received a cash commission of $250,000, and warrants (“Additional Placement Agent Warrants”) to purchase 383,800 shares of common stock of Holdings, with a term of five (5) years and an exercise price per Preferred Stock Unit of $0.0001.

In addition, simultaneously with the Initial Closing of the Preferred Stock Unit Offering, the Secured Noteholders of all of the Company’s existing Secured Notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00. Upon completion of the transaction, CUR Media will be required to pay Holdings.

The Assignment Transaction did not alter the obligation of the Company under the original Secured Notes.

In connection with the Secured Note Assignment Transaction, (a) Holdings issued 1,538,102 Units, consisting of 1,538,102 Secured Note Conversion Shares, and 1,538,102 Secured Note Conversion Warrants, and (b) Holdings became the sole payee under the Secured Notes.

In connection with the Secured Note Assignment Transaction, the Placement Agent, received warrants (“Third Placement Agent Warrants”) to purchase (a) 86,377 shares of common stock of Holdings, with a term of five (5) years and an exercise price of $2.00 per share, and (b) 86,377 shares of common stock of Holdings, with a term of five (5) years and an exercise price of $1.00 per share.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, Holdings entered directly into content licensing agreements (“New Music Label Agreements”) with the three major music labels (the “Music Labels”). Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, Holdings paid Label Advances due to the Music Labels pursuant to the New Music Label Agreements in the aggregate amount of $2,500,000. In addition, Holdings issued the Music Labels warrants to purchase an aggregate of 1,750,000 shares of common stock of Holdings, at an exercise price of $1.00 per share.

The Company joined one of the New Music Label Agreements, while the other two New Music Label Agreements provide Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements enable the Company to digitally distribute sound recordings and related materials owned or controlled by the those Music Labels in connection with the Company’s Internet music service, CÜR Music.

On November 16, 2017, the Board of Directors of Holdings increased the number of members constituting the Board of Directors from one (1) to three (3). The Board of Directors of Holdings then appointed Thomas Brophy, the Company’s President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and a member of the Company’s Board of Directors, and Edward P. Swyer, a member of the Board of Directors of the Company, as members of the Board of Directors of Holdings, to fill the two vacancies resulting from the increase to the number of seats on the board of directors, to serve until their successors shall be duly appointed, unless they resign, are removed from office, or are otherwise disqualified from serving as directors for Holdings. As a result of the increase and parties nominated to the respective boards, the two companies have a common board of directors.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Immediately following the Initial Closing of the Preferred Stock Unit Offering, Holdings issued one (1) share of its Series B voting preferred stock (“Series B Preferred Stock”) to William F. Duker, the President and Treasurer of Holdings, and a member of the Board of Directors of Holdings. Pursuant to the Certificate of Designation of Series B Voting Preferred stock of Holdings (the Series B Certificate of Designation”), Mr. Duker, the holder of the Series B Preferred Stock, has the right (a) to elect the number of directors on the Board of Directors of Holdings constituting the majority, and (b) to approve any merger (including the Merger), asset sale (including the Asset Transfer), or other fundamental transaction to be effected by Holdings.

As mentioned above, if the Company receives SEC Clearance (or, at the discretion of the Board of Directors of the Company and Holdings, as described above), Holdings will consummate the Merger. The Company and Holdings anticipate that the Merger, if consummated, will qualify as a tax-free reorganization under the U.S. Internal Revenue Code.

The Company and Holdings anticipate that, if the Merger is consummated:

•	the stockholders of Holdings will receive, in exchange for all of their issued and outstanding shares of capital stock of Holdings (including all issued and outstanding shares of preferred stock of Holdings), shares of the Company’s capital stock (including shares of preferred stock of the Company), at an exchange rate of 1-for-1, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants to purchase shares of common stock of Holdings will be exchanged for warrants to purchase shares of the Company’s Common Stock, at the same ratio at which shares of outstanding capital stock of Holdings are exchanged for shares of the Company’s capital stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	the principal and any accrued and unpaid interest due under the Company’s existing Unsecured Notes will convert into units of the Company’s securities, at a conversion price of $2.00 of principal and interest due under said note per unit, each consisting of (a) one (1) share of the Company’s Common Stock, and (b) a 5-year warrant to purchase one (1) share of the Company’s Common Stock for every share of the Company’s Common Stock received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will be assigned and transferred to the Company, and the Company will become the payee under such note;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by Holdings;

•	the Company will assume the obligations under the $2,500,000 New Note; and

•	the Company will assume the New Music Label Agreements with the Music Labels, if possible

As mentioned above, if there is an SEC Revocation of the Company’s Common Stock under the Exchange Act (or, at the discretion of the board of directors of the Company and Holdings, as described above), the Company and Holdings will consummate the Asset Transfer.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

The Company and Holdings anticipate that, if the Asset Transfer is consummated:

•	the Company’s stockholders will receive, in exchange for all of the assets and liabilities constituting the Company’s Music Streaming Business, shares of capital stock of Holdings, at an exchange rate of 1-for-1 of equivalent classes of preferred stock and Common Stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants and stock options to purchase shares of the Company’s Common Stock will be exchanged for warrants and stock options to purchase shares of common stock of Holdings, at the same ratio at which shares of the Company’s outstanding capital stock are exchanged for shares of capital stock of Holdings, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	if necessary, the Board of Directors of Holdings will adopt an Equity Incentive Plan (the “EIP”) with such number of shares available under the EIP that equals 15% of the fully diluted capitalization of Holdings after giving effect to the Asset Transfer, covering outstanding stock options to purchase shares of the Company’s Common Stock, and for the future issuance, at the discretion of the board of directors of Holdings, of incentive awards to officers, key employees, consultants and directors;

•	the principal and any accrued and unpaid interest due under the Company’s existing Unsecured Notes will convert into units of securities of Holdings, at a conversion price of $2.00 per unit, each unit consisting of (a) one (1) share of common stock of Holdings, and (b) a 5-year warrant to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will remain payable to Holdings;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by Holdings as partial consideration for the transfer to Holdings of the assets and liabilities constituting the Company’s Music Streaming Business;

•	Holdings will remain responsible for the obligations under the $2,500,000 New Note; and

•	sublicenses under the relevant New Music Label Agreements with the Music Labels will terminate.

Simultaneously with the closing of the Offerings, shareholders representing at least fifty-one percent (51%) of the voting capital stock of each of the Company and Holdings, and of the Unit Purchasers in the Preferred Stock Unit Offering and Secured Noteholders in the Secured Note Assignment Transaction, entered into voting agreements, pursuant to which they agreed to vote in favor of the Combination Transaction, as applicable.

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

The audited financial statements for our fiscal year ended December 31, 2016, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

As a result of the Contribution, CÜR Media, LLC became our wholly owned subsidiary, and we adopted the business of CÜR Media, LLC, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices, as our sole line of business (the “Music Streaming Business”).

On January 31, 2014, we changed our name to CÜR Media, Inc., a name that more accurately represents our new business focus. In connection with the name change, we changed our OTC trading symbol to “CURM.”

In addition, on January 31, 2014, we increased our number of authorized shares to 310,000,000 shares, consisting of (i) 300,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”), and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

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

Certain securities we issued in the 2014 PPO had price-based anti-dilution protection (“Anti-Dilution Rights”), if, within twenty-four (24) months after the final closing of the 2014 PPO, we issue additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 PPO Warrants, 133,739 remained with these priced-based anti-dilution rights. With the consummation of the exercise and amendment of the PPO Warrants and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received (i) an aggregate of 17,180 additional shares of Common Stock (ii) a reduction in the price of their PPO Warrants from $26.00 per share to $23.01 per share, and (iii) an aggregate of 17,180 additional warrants to purchase shares of Common Stock of the company at an exercise price of $23.01 per share.

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016 we entered into Securities Purchase Agreements (in this case, the “Purchase Agreements”) with certain “accredited investors” (the “Unsecured Buyers”), pursuant to which the Unsecured Buyers purchased 12% Unsecured Convertible Promissory Notes of the Company (the “Unsecured Notes”) in the aggregate principal amount of $2,113,500 (the “First Convertible Note Offering”). The aggregate gross proceeds to the Company were $2,113,500 (before deducting expenses related to the purchase and sale of the Unsecured Notes of approximately $45,000), of which $586,000 in proceeds were from members of our board of directors.

The Unsecured Notes have an aggregate principal balance of $2,113,500 and a stated maturity date of 5 years from the date of issuance. The principal on the Unsecured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. On April 12, 2016, with the closing of the Secured Convertible Notes Offering (as defined below), certain terms of the Unsecured Notes were amended. Under the new terms of the Unsecured Notes, upon the closing of $15,000,000 in equity securities (“Equity Financing Securities”) by the Company (in this case, a “Qualified Offering”) all of the outstanding principal amount of the Unsecured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of our securities (the “Unsecured Note Conversion Units”) at a conversion price per Unsecured Note Conversion Unit equal to the lesser of (i) $5.60 or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unsecured Note Conversion Unit will consist of one share (the “Unsecured Note Conversion Unit Shares”) of our Common Stock, and one five-year warrant (the “Unsecured Note Conversion Unit Warrants”) to purchase one additional share (the “Unsecured Note Conversion Unit Warrant Shares”) of our Common Stock at an exercise price of 125% of the Qualified Offering unit price. The terms of the amendment were in exchange for the Unsecured Note holders’ subordination to the Secured Note holders.

The Unsecured Note Conversion Unit Warrants, to be received upon conversion of the Unsecured Notes, provide for the purchase of shares of our Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering. The Unsecured Note Conversion Unit Warrants are exercisable for cash only, for a term of 5 years from the date of issuance. The number of shares of Common Stock to be deliverable upon exercise of the Unsecured Note Conversion Unit Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Company agreed to use its commercially reasonable efforts to file a registration statement (“Registration Statement”) to register the Unsecured Note Conversion Unit Shares and Unsecured Note Conversion Unit Warrant Shares no later than (i) the date that is ninety (90) calendar days after the final closing under the Qualified Offering, or (ii) the date which is ninety (90) calendar days after the first optional conversion of the Unsecured Notes. The Company agreed to use its commercially reasonable efforts to have the Registration Statement declared effective no later than one hundred and eighty (180) calendar days after the Registration Statement is first filed with the SEC.

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

In early 2016, the Company entered into agreements (“Music Label Agreements”) with certain music labels including Universal Music Group (“UMG”), Sony Music Entertainment (“SME”) and Warner Music Group (WMG and, together with UMG and SME, the “Music Labels”), pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with CÜR Music, the music streaming product we are developing (“CÜR Music”), within the United States and its territories, commonwealths, and possessions. However, we defaulted on the Music Label Agreements as a result of our failure to pay advances due to the Music Labels pursuant to such agreements, and two of the Music Label Agreements were subsequently terminated.

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

On April 12, 2016, April 15, 2016, May 26, 2016, June 7, 2016 and July 20, 2016 the Company entered into Securities Purchase Agreements (in this case, the “Purchase Agreements”) with certain “accredited investors” (the “Secured Buyers”), pursuant to which the Secured Buyers purchased 12% Senior Secured Convertible Promissory Notes of the Company (the “Secured Notes”) in the aggregate principal amount of $2,515,000 (before deducting placement agent fees and expenses of $282,454) (the “Second Convertible Note Offering”). The Company used the net proceeds from the Second Convertible Note Offering for certain payments to content owners, and working capital and general corporate purposes.

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

The Secured Notes have an aggregate principal balance of $2,515,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Secured Notes rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Secured Notes. Upon the closing of a financing (in this case, a “Qualified Offering”) by the Company during the term of the Secured Notes involving the sale of at least $15,000,000 in Equity Financing Securities, all of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Second Units”) at a conversion price per Second Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00. At any time prior to a Mandatory Conversion, the holders of the Secured Notes may convert all or part of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, into Second Units at a conversion price of $2.00 per Unit (in this case, an “Optional Conversion”). Each Second Unit will consists of one share (the “Second Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Second Unit Warrants”) to purchase one additional share (the “Second Unit Warrant Shares”) of the Company’s Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s equity securities (or securities convertible into or exercisable for equity securities) are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Secured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Secured Notes, the entire unpaid principal balance of the Secured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of a Secured Note will be entitled to receive, pari passu with the other holders of the Secured Notes, and in preference to the holders of the Company’s other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder’s Secured Note. The conversion price and number of Second Units issuable upon conversion of the Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events. On November 16, 2017, simultaneous with the Initial Closing discussed in Note 11 and in Item 3, the holders of all of the Company’s existing 12% senior secured convertible promissory notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred and set over to CÜR Holdings Inc. all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units of securities of CÜR Holdings Inc., at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in a transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder.

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

As of March 31, 2017, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any material revenues from our planned principal operations.

Our Strategy

Our CÜR Music product is a new streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on web and mobile devices, beginning at $1.99 per month. We plan to launch our CÜR Music product in the second or third quarter of 2018. We will face competition from larger and more established media service providers, which include traditional offline music distribution competitors and larger media companies like Apple, Google, Spotify, Amazon and others, and from other online digital music services. We will compete on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of ad load, brand awareness and reputation. CÜR Music will target consumers who are seeking a more comprehensive music streaming service than current free, ad-supported music streaming products. We believe that the CÜR Music product will include a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, with a limited on-demand offering, and will include a social toolset that enables consumers to curate certain aspects their playlists at a price point that is unmatched in the industry.

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

In addition, our business plan includes distributing our music streaming service through Apple’s iTunes App Store to iOS devices, Google’s Google Play Store to Android devices and the internet, among other distribution channels and platforms. At launch, we plan to have an iOS application, Android application and a CÜR Music website. The CÜR Music application was previously submitted to and approved by the iTunes app store and the Google Play store and we anticipate it will be approved again upon resubmission.

We plan to source our music from MusicNet, Inc. d/b/a Media Net Digital, Inc. We also plan to use Amazon web services to support certain of the technological needs of the business.

As of March 31, 2017, we continued to pursue sources of equity and/or debt financing to support our operations. We were not successful in raising the necessary funds as of March 31, 2017. We cannot launch our music streaming product and platform until we have raised the necessary funds.

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

In connection with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined below), the Line of Credit Note was assigned and transferred to Holdings (as defined below) in exchange for 194,175 Unit Shares of Holdings and Unit Warrants to purchase 1,263,827 shares of common stock of Holdings issued to CUR Holdings, LLC. As a result, Holdings became the payee under the Line of Credit Note. Upon completion of the transaction, CUR Media is now required to pay Holdings.

The assignment did not alter the obligation of the Company under the original Line of Credit Note.

Receipt of Wells Notice

On July 19, 2017, we received a “Wells Notice” from the staff (the “Staff”) of the SEC. The Wells Notice provides notification to the Company that the Staff has made a preliminary determination to recommend that the SEC institute administrative proceedings (“Administrative Proceedings”) against the Company pursuant to Sections 12(j) and 12(k) of the Exchange Act, based solely upon our failure to comply with our reporting obligations under Section 13(a) of the Exchange Act. Sections 12(j) grants the SEC the right, after notice and opportunity for a hearing, to revoke the registration of a security. Section 12(k) grants the SEC the right to suspend trading in a security.

In accordance with SEC rules, on August 25, 2017, we made a written submission to the SEC in response to the Wells Notice, in which, among other things, we conveyed our present intention to file the delinquent reports and become current with its SEC filing requirements and, as such, set forth the reasons why the proposed enforcement action should not be filed. While no assurances can be made, we believe that, as a result of making these filings, the SEC will have no further reason to institute the proposed Administrative Proceedings, or, if instituted, to continue such proceedings. However, there can be no assurance that the SEC will not bring an enforcement action against the Company, which could result in a trading suspension of our Common Stock and the de-registration of our securities under the Exchange Act. Administrative Proceedings, if instituted, will be held before an administrative law judge.

We have filed all three of the delinquent reports for the fiscal year ended December 31, 2016. Subsequent to this filing we plan to file the remaining delinquent reports for the fiscal year ended December 31, 2017 as soon as practicable.

Transactions and Proposed Additional Transactions with Holdings

On September 11, 2017, we entered into a term sheet (the “Term Sheet”) with CÜR Holdings, Inc., a Delaware corporation, formed on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space (“Holdings”), pursuant to which the Company and Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed Administrative Proceedings, or, if instituted, will discontinue such proceedings (“SEC Clearance”), Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed Administrative Proceedings against the Company, and such proceedings result in the revocation of the registration of our Common Stock under the Exchange Act (“SEC Revocation”), the Company and Holdings will, subject to any required shareholder approval, enter into a fair value asset purchase and sale transaction, pursuant to which Holdings will acquire all of the intellectual property and other assets and liabilities constituting our Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

On November 16, 2017, Holdings consummated an initial closing (the “Initial Closing”) of its private placement offering (the “Preferred Stock Unit Offering”), to certain “accredited investors” (each, a “Unit Purchaser” and, collectively, the “Unit Purchasers”), intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D and/or Regulation S promulgated thereunder, of a minimum of $6,000,000 (the “Minimum Amount”) of units of securities of Holdings (each, a “Preferred Stock Unit” and, collectively, the “Preferred Stock Units”), at a purchase price of $5.15 per Preferred Stock Unit (other than with respect to the assignment and transfer to Holdings of the Line of Credit Note, as defined below), with each Preferred Stock Unit consisting of (a) one (1) share of Series A convertible preferred stock of Holdings (each, a “Unit Share” and collectively, the “Unit Shares”), and (b) a 5-year warrant (each, a “Unit Warrant” and collectively, the “Unit Warrants”) to purchase 6.5087 shares of common stock of Holdings, at an exercise price of $1.00 per each full share.

In connection with the Initial Closing of the Preferred Stock Unit Offering, Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for (a) gross proceeds of $5,154,361 from the Preferred Stock Unit Offering.

In connection with the Initial Closing of the Preferred Stock Unit Offering, a U.S. broker-dealer registered with FINRA, engaged on a non-exclusive basis as placement agent for the Preferred Stock Unit Offering (the “Placement Agent”), received a cash commission of $115,436, and warrants (“Placement Agent Warrants”) to purchase (a) 22,415 shares of Series A Preferred Stock of Holdings, with a term of five (5) years and an exercise price of $5.15 per share, and (b) 145,893 shares of common stock of Holdings, with a term of five (5) years and an exercise price of $1.00 per share.

Simultaneously with the closing of the Preferred Stock Unit Offering, Holdings consummated a private placement offering (the “$2.5 Million Note Offering” and, together with the Preferred Stock Unit Offering, the “Holdings Offerings”), to one “accredited investor” (the “New Note Purchaser”), intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder, of (a) a 12% senior secured promissory note of Holdings, in the principal amount of $2,500,000 (the “New Note”), with a term of twelve (12) months, at a purchase price of 100% of the face value amount of the New Note, and (b) 10-year warrants (the “New Note Warrants”) to purchase 1,000,000 shares of common stock of Holdings, at an exercise price per share of $0.0001.

In connection with the closing of the $2.5 Million Note Offering, the Placement Agent received a cash commission of $250,000, and warrants (“Second Placement Agent Warrants”) to purchase 383,800 shares of common stock of Holdings, with a term of five (5) years and an exercise price of $0.0001 per share.

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, to be negotiated into structured settlements, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

On November 16, 2017, the board of directors of Holdings increased the number of members constituting the board of directors from one (1) to three (3). The board of directors of Holdings then appointed Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and a member of our board of directors, and Edward P. Swyer, a member of our board of directors, as members of the board of directors of CÜR Holdings.

Immediately following the Initial Closing of the Preferred Stock Unit Offering, Holdings issued one (1) share of its Series B voting preferred stock (“Series B Preferred Stock”) to William F. Duker, the President and Treasurer of CÜR Holdings, and a member of the board of directors of Holdings. Pursuant to the Certificate of Designation of Series B Voting Preferred stock of Holdings (the “Series B Certificate of Designation”), Mr. Duker, the holder of the Series B Preferred Stock, has the right (a) to elect the number of directors on the board of directors of Holdings constituting the majority, and (b) to approve any merger (including the Merger), asset sale (including the Asset Transfer), or other fundamental transaction to be effected by CÜR Holdings.

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

The Company was not able to make the initial payments when due on January 31, 2016. As a result, the company’s Music Label Agreements with Sony Music Entertainment (“SME”) and UMG Recordings, Inc. (“UMG”) were terminated as a result of the company’s failure to pay SME and UMG the advances due pursuant to such agreements, respectively. The Company also defaulted on its Music Label Agreement with Warner Music, Inc. (“WMG”) as a result of the Company’s failure to pay WMG the advance due pursuant to such agreement. WMG did not initiate termination of their agreement.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, Holdings renegotiated the content licensing agreements (“New Music Label Agreements”). Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, Holdings paid Label Advances due to the Music Labels pursuant to the New Music Label Agreements. The Company joined one of the New Music Label Agreements, while the other New Music Label Agreements provide Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements enable the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with the Company’s Internet music service, CÜR Music. The New Music Label Agreements released the Company of prior obligations under the original Music Label Agreements. At the current time, the Company does not have a contract with holdings which requires payment for sublicenses and access to the sound recordings and related materials.

The Company and Holdings are required to pay certain minimum content fees over the term of the Content Agreements with Content Providers as follows: $15,100,000 in the first year of the agreements, $24,500,000 in the second year of the agreements, and $18,400,000 in the third year of the agreements.

Default on Secured Notes and Subsequent Assignment to Holdings

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

At the effective time of the Initial Closing of the Preferred Stock Unit Offering, the holders (the “Secured Noteholders”) of all of the Company’s Secured Notes, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred and set over to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00.

In connection with the Secured Note Assignment Transaction, (a) Holdings issued 1,538,102 Secured Note Conversion Units, consisting of 1,538,102 Secured Note Conversion Shares, and 1,538,102 Secured Note Conversion Warrants, and (b) Holdings became the sole payee under the Secured Notes.

In connection with the Secured Note Assignment Transaction, the Placement Agent, received warrants (“Third Placement Agent Warrants”) to purchase (a) 86,377 shares of common stock of Holdings, with a term of five (5) years and an exercise price of $2.00 per share, and (b) 86,377 shares of common stock of Holdings, with a term of five (5) years and an exercise price of $1.00 per share.

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

Proposed Additional Transactions with Holdings

As mentioned above, if the Company receives SEC Clearance (or, at the discretion of the board of directors of the Company and Holdings, as described above), the Company and Holdings will consummate the Merger. The Company and Holdings anticipate that the Merger, if consummated, will qualify as a tax-free reorganization under the U.S. Internal Revenue Code. The Company and Holdings also anticipate that, if the Merger is consummated:

•	the stockholders of Holdings will receive, in exchange for all of their issued and outstanding shares of capital stock of Holdings (including all issued and outstanding shares of preferred stock of Holdings), shares of the Company’s capital stock (including shares of Preferred Stock of the Company), at an exchange rate of 1-for-1, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants to purchase shares of common stock of Holdings will be exchanged for warrants to purchase shares of the Company’s Common Stock, at the same ratio at which shares of outstanding capital stock of Holdings are exchanged for shares of the Company’s capital stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	the principal and any accrued and unpaid interest due under the Company’s existing Unsecured Notes will convert into units of the Company’s securities, at a conversion price of $2.00 of principal and interest due under said note per unit, each consisting of (a) one (1) share of the Company’s Common Stock, and (b) a 5-year warrant to purchase one (1) share of the Company’s Common Stock for every share of the Company’s Common Stock received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will be assigned and transferred to the Company, and the Company will become the payee under such note;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by Holdings;

•	the Company will assume the obligations under the $2,500,000 New Note; and

•	the Company will assume the New Music Label Agreements with the Music Labels, if possible

As mentioned above, if there is an SEC Revocation of the Company’s Common Stock under the Exchange Act (or, at the discretion of the board of directors of the Company and Holdings, as described above), the Company and Holdings will consummate the Asset Transfer. The Company and Holdings anticipate that, if the Asset Transfer is consummated:

•	the Company’s stockholders will receive, in exchange for all of the assets and liabilities constituting the Company’s Music Streaming Business, shares of capital stock of Holdings, at a rate of 1-for-1 of equivalent classes of preferred and common stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants and stock options to purchase shares of the Company’s Common Stock will be exchanged for warrants and stock options to purchase shares of common stock of Holdings, at the same ratio at which shares of the Company’s outstanding capital stock are exchanged for shares of capital stock of Holdings, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	if necessary, the board of directors of Holdings will adopt an Equity Incentive Plan (the “Holdings EIP”) with such number of shares available under the Holdings EIP that equals 15% of the fully diluted capitalization of Holdings after giving effect to the Asset Transfer, covering outstanding stock options to purchase shares of the Company’s Common Stock, and for the future issuance, at the discretion of the board of directors of Holdings, of incentive awards to officers, key employees, consultants and directors;

•	the principal and any accrued and unpaid interest due under the Company’s existing Unsecured Notes will convert into units of securities of Holdings, at a conversion price of $2.00 per unit, each unit consisting of (a) one (1) share of common stock of Holdings, and (b) a 5-year warrant to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will remain payable to Holdings;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by Holdings as partial consideration for the transfer to Holdings of the assets and liabilities constituting the Company’s Music Streaming Business;

•	Holdings will remain responsible for the obligations under the $2,500,000 New Note; and

•	any sublicenses under the relevant New Music Label Agreements with the Music Labels will terminate.

Simultaneously with the closing of the Holdings Offerings, shareholders representing at least fifty-one percent (51%) of the voting capital stock of each of the Company and Holdings, and of the Unit Purchasers in the Preferred Stock Unit Offering and Secured Noteholders in the Secured Note Assignment transaction, entered into voting agreements, pursuant to which they agreed to vote in favor of the Combination Transaction, as applicable.

Defaults on Vendor Agreements

We entered into an agreement (the “Rovi Data License and Service Agreement”) with Rovi Data Solutions and Veveo, Inc. (“Rovi”) on July 1, 2014, a leading music data company, to utilize their platform for generating music playlists for CÜR Music users. Pursuant to the agreement, the Company acquired the limited, non-exclusive, non-transferable right to use, display, communicate, reproduce and transmit Rovi’s data. In addition, Rovi was to provide custom development of search and voice capabilities to provide a robust music experience. The Rovi Data License and Service Agreement was to remain in effect through and including December 31, 2017. Under the Rovi Data License and Service Agreement, the Company had the option to extend the term of this agreement for additional, indefinite, one-year periods. During the term of the Rovi Data License and Service Agreement, and as consideration for the grant of rights and license of Rovi’s data, the Company had agreed to pay Rovi a monthly minimum charge during the development period that is the period where data will be used for internal, non-public, non-commercial uses. In addition, the Company had agreed to pay Rovi a minimum per month during the first initial term, subsequent to the proposed launch date, until March 14, 2016. For each subsequent term, consideration to be paid would depend on the number of subscribers to the Company’s CÜR Music product. As of September 27, 2016, our Rovi Data License and Services Agreement with Rovi terminated as a result of our failure to pay Rovi past due balances for the services they provided under the Agreement. Now that the Holdings Offerings have been completed, we plan to contract with Gracenote, Inc. (“Gracenote”) for these services.

We entered into an agreement (the “MediaNet Service Agreement”) with MusicNet, Inc. d/b/a MediaNet Digital, Inc. (“MediaNet”) on November 10, 2014, from which we were to source our music. Pursuant to the agreement, MediaNet was to provide the Company a catalog of sound recordings and metadata that would enable and provide for the delivery of sound recordings to end users of the Company’s CÜR Music application. The MediaNet Service Agreement was to remain in effect for a period of three years following the effective date of November 7, 2014. The MediaNet Service Agreement was to automatically renew for successive one-year terms unless terminated by MediaNet or the Company. Pursuant to the MediaNet Service Agreement, the Company was to pay a set-up fee to MediaNet prior to launch. In addition, the Company agreed to pay MediaNet a monthly technology licensing fee during the initial term, a monthly usage fee, and will pay for any additional professional services and technical assistance or customization. The Company is in default under the MediaNet Service Agreement with MediaNet as a result of the Company’s failure to pay MediaNet past due balances for the services they provided under the MediaNet Service Agreement. To date, the Company has not received a notice of default from MediaNet. Now that the Holdings Offerings have been completed, we plan to enter into a line of credit agreement with Holdings and cure the default under the MediaNet Service Agreement.

We entered into an agreement (“Zuora Master Subscription Agreement”) with Zuora, Inc. (“Zuora”) on July 31, 2014. Pursuant to the Zuora Master Subscription Agreement, we planned to use Zuora’s technology platform to administer the subscription process related to credit card billing and collection. In accordance with the Zuora Master Subscription Agreement, Zuora was to provide the Company a non-exclusive, non-transferable worldwide limited license to use Zuora’s online integrated subscription management, billing, and data analysis services. The initial order form covered the implementation and development period ending October 31, 2014. In addition, the Company agreed to an initial 36-month service term, subsequent to implementation through October 31, 2017. On October 12, 2016, the Company received a notice of default from Zuora, confirming that the Company was in default under its Zuora Master Subscription Agreement as a result of its failure to pay Zuora past due balances for the services they provided under the Zuora Master Subscription Agreement. On July 31, 2017, the Company and Zuora signed a new order form (“New Order Form”) under the Zuora Master Subscription Agreement, providing for the full settlement and release of the parties from all obligations under the old order form, dated July 31, 2014, in consideration for entering into the New Order Form. Pursuant to the New Order Form, the Company will pay Zuora $150,000 for the first year of the three-year agreement for Zuora to provide subscription services to the Company.

We are in default under our Sponsorship Agreement (the “Live Nation Sponsorship Agreement”) with Live Nation Marketing, Inc. (“Live Nation”) as a result of the Company’s failure to pay Live Nation past due balances for the services they provided under the Live Nation Sponsorship Agreement. To date, we have not received a notice of default from Live Nation. The Company intends to cure the default once it is adequately funded.

As of this date, we are in default of all of our vendor agreements as a result of not making the required payments.

Results of Operations

Three Month Period Ended March 31, 2017 Compared to Three Month Period Ended March 31, 2016

Revenues

We have not generated any material revenues for the three months ended March 31, 2017 or 2016.

Operating Expenses

Overview

Total operating expenses for the three-month periods ended March 31, 2017 and 2016 were $153,181 and $2,195,808, respectively. The decrease in total operating expenses of $2,042,627, or approximately 93%, was related the curtailment of our business operations in August 2016. Operating expenses in the first quarter of 2017 related primarily to legal expenses, fundraising and runout of vendor contractual obligations.

Research and Development Expenses

For the three-month periods ended March 31, 2017 and 2016, research and development expenses were $42,212 and $1,665,601, respectively. Research and development expenses decreased by $1,623,389, or approximately 97%, due primarily to a decrease in compensation costs of $1,113,000 related to the termination of all of our employees in August 2016. In addition, a decrease in hosting, development, content, marketing and other expenses of an aggregate of approximately $510,000, resulted from the curtailment of our business operations in August 2016.

General and Administrative Expenses

For the three-month periods ended March 31, 2017 and 2016, general and administrative expenses were $109,167 and $525,082 respectively. General and administrative expenses decreased by $415,915, or approximately 79%, primarily due to a decrease in legal costs. The first quarter in the prior year included legal fees related to label negotiations and raising capital for a financing. With the curtailment of our business operations in August 2016, legal activities were related solely to raising capital.

Stock based Compensation Expenses

For the three-month periods ended March 31, 2017 and 2016, stock based compensation expense were $0 and $76,966, respectively. With the termination of all of our employees in August 2016, all unvested options were forfeited as well as the associated cost of options.

Other Income (Expense)

For the three-month periods ended March 31, 2017 and 2016, other income (expense) was $(482,658) and $1,266,554, respectively. Other income decreased by $1,175,479 due to a decrease of $1,401,708 in the fair value of derivative liabilities in the first quarter of 2016 and a $226,339 increase in the fair value of derivative liabilities in the first quarter of 2017. In addition, interest expense increased by $128,456 in the first quarter of 2017 compared to the same period in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2017, cash and cash equivalents were approximately $74, as compared to $1,508 at December 31, 2016.

As of March 31, 2017, we had a working capital deficit of $9,184,053. As of December 31, 2016, we had a working capital deficit of $8,664,956. The increase of $519,097, or approximately 6%, in our working capital deficit was attributable to an increase in accounts payable, accrued and other current liabilities and derivative liabilities.

On April 12, 2016, April 15, 2016, May 26, 2016, June 7, 2016 and July 20, 2016, we entered into Purchase Agreements with certain Secured Note Buyers, pursuant to which the Secured Buyers purchased Secured Notes in the aggregate principal amount of $2,515,000 (before deducting placement agent fees and expenses of approximately $282,454). On November 16, 2017, simultaneous with the Initial Closing of the Preferred Stock Unit Offering, the Secured Noteholders, assigned, conveyed, transferred and set over to Holdings Inc. all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, and all claims, suits, causes of action and any other rights thereunder, in exchange for units of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit.

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) will be used to pay the required Label Advances to the Music Labels sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend the Post-Closing Line of Credit Note, for up to the full amount of the aggregate net proceeds from the Holdings Offerings for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, to be negotiated into structured settlements, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes.. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

Our original agreements with Universal and Sony have been terminated and we were in default of our agreement with Warner. At the time of the Initial Closing of the Preferred Stock Unit Offering, Holdings and the Company entered into revised agreements with Universal, Sony and Warner. We also plan to enter into content licensing agreements with certain independent music labels, music publishers and publisher rights organizations. The cost of entering into our previous content licensing agreements with major music labels, publisher rights organizations and publishers, including legal and consulting fees was approximately $9,000,000, the majority of which was to be paid through initial prepayments to the content providers. Under the New Music Label Agreements, the initial prepayments to content providers were significantly lower than the previous $9,000,000. If we are able to secure adequate financing, we intend to have a dedicated team of software engineers, led by our Chief Technology Officer and Chief Operating Officer, working on enhancing the technology platform, as well as the iOS and Android applications and the CÜR Music website.

Not including non-cash expenses, we have spent approximately $22.1 million on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, in the time period since the Contribution in January 2014 and through the first quarter of 2017. Of the total $22.1 million, approximately $15.9 million was related to research and development and approximately $6.2 million was related to general and administrative costs. In addition to the aforementioned costs, we expect to pay approximately $3.0 million as prepayments in connection with the agreements that we plan to have with the major music labels, independent labels and publishers.

We expect to bring CÜR Music to market in the second or third quarter of 2018. As of March 31, 2017, we continued to pursue sources of equity and/or debt financing to support our operations. While we were not successful in raising the necessary funds as of March 31, 2017, we gained access to capital to support our launch with the closing by Holdings of the Preferred Stock Unit Offering (discussing above). We need to raise a substantial amount of capital, to fully implement our business plan, market CÜR Music, for additional content license costs, and for general working capital. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. We cannot launch our music streaming product and platform until we have raised the necessary funds. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or seek a similar transaction. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,413 for the three-month period ended March 31, 2017, as compared to net cash used of $133,789 for the three-month period ended March 31, 2016. The decrease of $132,376, or approximately 99%, in net cash used in operations was primarily due to an increase in accrued and other current liabilities of $172,806, an increase in accounts payable of $118,649, an increase in non-cash interest expense of $101,702 and an increase of $226,229 in the fair value of derivative liabilities.

Net Cash Used in Investing Activities

During the three-month periods ended March 31, 2017 and 2016, net cash used in investing activities was $0 and $706, respectively. The current year decrease was due to the company not spending any funds on equipment.

Net Cash Provided by Financing Activities

During the three-month period ended March 31, 2017 and 2016, we received $0 and $141,000, respectively, in proceeds from the sale of convertible notes. In the three months ended March 31, 2017 and 2016, payments on notes payable were $0 and $8,651, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer) and Kelly Sardo our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer) and Kelly Sardo our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures existing as of March 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer) and Kelly Sardo our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

During our first fiscal quarter, and through the date hereof, the following changes occurred in our internal control over financial reporting:

•	On October 31, 2017, Thomas Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and our “Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer” for SEC reporting purposes.

•	On November 16, 2017, William West Duker and Edward P. Swyer were appointed as members of our board of directors.

•	On February 12, 2018, Thomas Brophy resigned as our interim Chief Financial Officer and Treasurer. As a result of Mr. Brophy’s resignation as our interim Chief Financial Officer and Treasurer, he relinquished his role as the Company’s “Principal Financial Officer” for SEC reporting purposes.

•	Effective immediately as of Mr. Brophy’s resignation, Kelly Sardo was appointed as our Chief Financial Officer and Treasurer. She also continues as our Secretary, a title she has held since May 26, 2015. In addition, for SEC reporting purposes, Ms. Sardo was designated as our “Principal Financial Officer.”

We no longer have a properly constituted Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee. We also have a lack of independent directors on our board of directors.

These changes which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, were identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2017.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company defaulted under its Digitas Agreement with Digitas, as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000, together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. On November 15, 2017, the Company entered into a Settlement Agreement with Digitas, pursuant to which the Company agreed to pay Digitas an aggregate of $400,000, in full settlement of any and all claims arising from or relating to amounts due under the Master Multiple Services Agreement. Digitas agreed to release the Company from any further Claims, subject only to the Company meeting its payment obligations under the Settlement Agreement and the Digitas Note. Simultaneously with the execution of the Settlement Agreement, the Company issued a Promissory Note to Digitas (the “Digitas Note”) in the principal amount of $400,000. Pursuant to the Digitas Note, the Company is required to pay Digitas (a) a First Payment of $100,000 on or before November 17, 2017, $100,000 on the eight (8) month anniversary of the First Payment, and (c) $200,000.00 on the one (1) year anniversary of the First Payment. If the Company defaults on its payment obligations under the Digitas Note, after notice and failure to cure, Digitas may file a Consent Judgment for the full Claimed Amount, less payments already made, if any, together with post-judgment interest and reasonable attorneys’ fees and costs incurred by Digitas for purposes of collection. On November 16, 2017, the Company made the First Payment of $100,000 to Digitas.

Certain of the Company’s former employees filed claims against the Company for payment of unpaid wages totaling $50,000, which remain outstanding. In addition, the Company has agreed to settlements on other employee claims totaling $237,343, which also remain outstanding.

Cybercoders, Inc. (“Cybercoders”), a recruiter we used in connection with certain employee placements, has filed a claim against the Company for failure to pay Cybercoders past due balances for the services they provided. The Company and Cybercoders have agreed to a settlement amount of $5,000.

24G, LLC (“24G”), a consultant that provided us with marketing services, has filed a claim against the Company for failure to pay 24G past due balances in the amount of $71,898 for the services they provided. The Company and 24G agreed to a settlement amount of $5,000. Following the closing of the Preferred Stock Unit Offering, the settlement with 24G was paid.

A consultant that provided us with software development services, has filed a claim against the Company for failure to pay past due balances for services provided. A judgement was entered and recorded in the Circuit Court for Montgomery County, Maryland for $60,000. Following the closing of the Preferred Stock Unit Offering, $10,000 of the judgement was paid by the Company.

An attorney for iTexico LLC (“iTexico”), a software developer we used, has contacted the Company in an effort to collect $53,750 of past due balances iTexico claims it is owed for the services they provided. The Company reached a settlement amount of $9,000 with iTexico and paid the amount in November 2017.

We are currently not aware of any other pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2017, we entered into an employment agreement with an investor relations analyst, pursuant to which he agreed to provide the Company with certain investor relations services. In consideration for such services, we issued the investor relations analyst 5-year warrants to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share, which were valued at an aggregate of $12,945.

The issuance of the shares of the warrants in connection with this transaction was exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any other equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On October 12, 2016, October 15, 2016, November 26, 2016, December 7, 2016, December 20, 2016 and January 20, 2017, the principal and any accrued and unpaid interest on our outstanding Secured Notes in the aggregate principal amount of $2,515,000 became due and payable. We were unable to repay the noteholders at that time. Pursuant to the terms of the Secured Notes, our failure to pay any principal or interest within 5 days of the date such payment is due constituted an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes increased to 15%. In addition to other remedies available to the noteholders, our obligation to repay amounts due under the Secured Notes is secured by a first priority security interest in and lien on all of our assets and property. On November 16, 2017, the Secured Noteholders assigned, conveyed, transferred and set over to Holdings all of their right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder. As a result, Holdings became the sole payee under the Secured Notes.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CÜR MEDIA, INC.

Dated: April 17, 2018	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: April 17, 2018	By:	/s/ Kelly Sardo
	Name:	Kelly Sardo
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith

