Form 10-Q
period 2017-06-30
CUR MEDIA, INC.
filed 2018-04-17
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

As of both June 30, 2017 and April 17, 2018, there were 2,526,663 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding, 20,174 of which had not yet been issued.

CÜR MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,681	$1,508
TOTAL CURRENT ASSETS	3,681	1,508

Property and equipment, net	3,676	6,541
TOTAL ASSETS	$7,357	$8,049

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITES
Accounts payable	$4,001,277	$3,710,172
Accrued liabilities and other current liabilities	2,447,550	2,115,273
Note payable, short-term	33,550	33,550
Secured convertible promissory notes, net	2,514,880	2,514,880
Derivative liabilities	2,037,256	292,589
TOTAL CURRENT LIABILITIES	11,034,513	8,666,464

Unsecured convertible promissory notes, net	691,728	488,324

TOTAL LONG TERM LIABILITIES	691,728	488,324

TOTAL LIABILITIES	11,726,241	9,154,788

STOCKHOLDERS’ DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of June 30, 2017 or December 31, 2016)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 2,526,663 issued at June 30, 2017 and December 31, 2016, and 2,550,998 outstanding at June 30, 2017 and December 31, 2016, respectively)	253	253
Additional Paid-In-Capital	11,935,233	11,922,288
Accumulated Deficit	(23,654,370)	(21,069,280)
TOTAL STOCKHOLDERS’ DEFICIENCY	(11,718,884)	(9,146,739)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,357	$8,049

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES	$-	$723	$292	$723

OPERATING EXPENSES
Research and development	38,444	1,223,466	80,656	2,889,067
General and administrative	127,914	1,408,924	237,081	1,934,006
Stock based compensation	-	71,000	-	147,966
Depreciation and amortization	1,063	4,939	2,865	10,063

TOTAL OPERATING EXPENSES	167,421	2,708,329	320,602	4,981,102
		`
OTHER INCOME (EXPENSE)
Interest expense	(263,719)	(1,279,074)	(522,889)	(1,409,788)
Interest income	-	118	-	122
Loss on disposal of assets	-	(717)	-	(717)
Loss on issuance of convertible debt	-	(120,266)	-	(120,266)
Gain on debt relief	35	-	2,776	-
Change in fair value of derivative liabilities	(1,518,438)	(855,587)	(1,744,667)	541,677

TOTAL OTHER INCOME (EXPENSE)	(1,782,122)	(2,255,526)	(2,264,780)	(988,972)

NET LOSS	$(1,949,543)	$(4,963,132)	$(2,585,090)	$(5,969,351)

Basic and diluted net loss per share	$(0.76)	$(1.97)	$(1.01)	$(2.40)

Weighted average number of shares outstanding basic and diluted	2,550,998	2,518,328	2,550,998	2,491,351

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,585,090)	$(5,969,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,865	10,063
Stock compensation expense	-	147,966
Interest expense	203,404	1,220,931
Share based consulting services	12,945	118,347
Non-cash label warrant expense		232,998
Change in fair value of derivative liabilities	1,744,667	(541,677)
Loss on issuance of convertible debt		120,266
Changes in assets and liabilities:
Prepaid expenses	-	(2,200)
Disposal of property and equipment	-	1,423
Accounts payable	291,105	771,788
Accrued liabilities and other current liabilities	332,276	1,388,689
Net cash provided by (used in) operating activities	2,172	(2,500,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	-	(5,833)
Proceeds from issuance of convertible secured promissory notes	-	2,506,000
Net cash provided by financing activities	-	2,500,167

NET DECREASE IN CASH	2,172	(590)

CASH, BEGINNING OF PERIOD	1,508	734

CASH, END OF THE PERIOD	$3,681	$144

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

CÜR Media, LLC (formerly known as Raditaz, LLC) (“Raditaz”) was formed in the State of Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the “Contribution”) to the Company in exchange for approximately 769,231 shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”), which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of the Contribution was automatically converted into shares of the Company’s Common Stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 769,231 shares of the Company’s Common Stock outstanding immediately thereafter. The Contribution was considered to be a recapitalization of the Company, which had been retrospectively applied for all periods presented.

As a result of the Contribution, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices (the “Music Streaming Business”). The Company is currently developing CÜR Music, a hybrid internet radio and on-demand music streaming service.

CUR Holdings, LLC was formed in New York on July 6, 2017, for the purpose of making strategic investments of up to $1,000,000. On July 6, 2017, CUR Holdings, LLC loaned $685,000 to the Company, in exchange for which it received a Line of Credit Promissory Note from the Company in the principal amount of $685,000 (“Line of Credit Note”) In connection with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined in Note 12 below), the Line of Credit Note was assigned and transferred to CUR Holdings, Inc., a Delaware corporation (“Holdings”), in exchange for 194,175 Unit Shares (as defined below”) of Holdings and Unit Warrants (as defined in Note 12 below) to purchase 1,263,827 shares of common stock of Holdings issued to CUR Holdings LLC. As a result, Holdings became the payee under the Line of Credit Note. Upon completion of the transaction, CUR Media is now required to pay Holdings.

Holdings was formed in the State of Delaware on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space. On September 11, 2017, the Company entered into a term sheet (the “Term Sheet”) with Holdings, pursuant to which the Company and Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed Administrative Proceedings (as defined in Note 12 below), or, if instituted, will discontinue such proceedings (“SEC Clearance”), Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed Administrative Proceedings (as defined in Note 12 below) against the Company, and such proceedings result in the revocation of the registration of the Company’s Common Stock under the Exchange Act (“SEC Revocation”), the Company and Holdings will, subject to any required shareholder approval, enter into a fair value asset purchase and sale transaction, pursuant to which Holdings will acquire all of the intellectual property and other assets and liabilities constituting the Company’s Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements include the activities of the Company, CÜR Media, Inc. and its wholly owned subsidiary, CÜR Media, LLC. All intercompany transactions have been eliminated in these consolidated financial statements.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock, plus the effect of dilutive potential common shares from outstanding stock options during the period using the treasury stock method. At June 30, 2017 and 2016, the number of shares underlying options and warrants that were anti-dilutive was approximately 4,517,150 shares and 4,250,158 shares, respectively.

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred net losses since inception, including a net loss of $2,585,090 in the six months ending June 30, 2017. The Company has developed CÜR Music, a hybrid internet radio and on-demand music streaming service and has not generated significant revenue from operations. The service is expected to launch in the second or third quarter of 2018, however the Company anticipates needing additional capital to execute the marketing and operating plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

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

Refer to Notes 1 and 12 pertaining to the formation of Holdings in connection with raising capital for the purpose of extending funds to the Company as well as various obligations and contracts on behalf of the Company.

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

Note 4 - Debt Instruments

Note Payable

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Principal and interest is payable in forty-eight (48) equal, consecutive monthly installments. The full principal and all accrued interest were due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of June 30, 2017 and December 31, 2016, the balance due totaled $33,550. The DECD has not commenced any collection proceedings against the Company.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

The Unsecured Notes have an aggregate principal balance of $2,113,500 and a stated maturity date of 5 years from the date of issuance. The principal on the Unsecured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. On April 12, 2016, with the closing of the Secured Convertible Notes Offering, certain terms of the Unsecured Notes were amended. Under the new terms of the Unsecured Notes, upon the closing of $15,000,000 in equity securities (“Equity Financing Securities”) by the Company (in this case, a “Qualified Offering”) all of the outstanding principal amount of the Unsecured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Unsecured Note Conversion Units”) at a conversion price per Unsecured Note Conversion Unit equal to the lesser of (i) $5.60 or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unsecured Note Conversion Unit will consist of one share (the “Unsecured Note Conversion Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Unsecured Note Conversion Unit Warrants”) to purchase one additional share (the “Unsecured Note Conversion Unit Warrant Shares”) of the Company’s Common Stock at an exercise price of 125% of the Qualified Offering unit price. The terms of the amendment were in exchange for the Unsecured Note holders’ subordination to the Secured Note holders.

The embedded conversion feature in the Unsecured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,034,037 upon issuance. The debt discount is being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability related to the Unsecured Notes. The unamortized debt discount was $1,421,772 at June 30, 2017 and the fair value of the derivative liability was $379,060 at June 30, 2017.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

The Secured Notes have an aggregate principal balance of $2,515,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Secured Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Secured Notes. Upon the closing of a Qualified Offering by the Company during the term of the Secured Notes involving the sale of at least $15,000,000 in Equity Financing Securities, all of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Secured Note Conversion Units”) at a conversion price per Secured Note Conversion Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00. At any time prior to a Mandatory Conversion, the holders of the Secured Notes may convert all or part of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, into Second Units at a conversion price of $2.00 per Unit (in this case, an “Optional Conversion”). Each Secured Note Conversion Unit will consist of one share (the “Secured Note Conversion Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Secured Note Conversion Unit Warrants”) to purchase one additional share (the “Secured Note Conversion Unit Warrant Shares”) of the Company’s Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Secured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Secured Notes, the entire unpaid principal balance of the Secured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of a Secured Note will be entitled to receive, pari passu with the other holders of the Secured Notes, and in preference to the holders of the Company’s other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder’s Secured Note. The conversion price and number of Secured Note Conversion Units issuable upon conversion of the Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

The embedded conversion feature in the Secured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,091,053 upon issuance. The debt discount was being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability related to the Secured Notes. The debt discount was fully amortized at June 30, 2017 and the derivative liability was $1,658,196 at June 30, 2017.

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

Note 5 – Derivative Liabilities

The PPO Warrants, Broker Warrants and Warrant Agent Warrants described in Note 7 qualified for derivative classification upon issuance due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the closings under the private placement offerings. The embedded conversion feature of the Unsecured Notes and the Secured Notes described in Note 4 also qualify for derivative classification. The initial fair value of these liabilities was recorded as an increase to derivative liabilities with a corresponding debt discount. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended June 30, 2017.

Six Months Ended June 30, 2017

Balance at the beginning of year	$292,589

Change in fair value of the conversion features on unsecured convertible notes	327,222

Change in fair value of the conversion features on secured convertible notes	1,417,445

Balance at the end of the period	$2,037,256

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

The weighted average per-share fair value of each Common Stock warrant derivative liability of $1.91 was determined on March 28, 2016, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At March 28, 2016	158.84%	1.37%	0%	3.21

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Unsecured Notes of $4.66, $0.16 and $1.17 determined January 14, 2016, December 31, 2016 and June 30, 2017, respectively, using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on January 14, 2016	114.48%	1.52%	0%	5.00
December 31, 2016	176.74%	1.93%	0%	3.89
June 30, 2017	175.82%	1.89%	0%	3.39

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Secured Notes of $1.62, $2.69, $2.80, $2.07, $1.47, $0.19 and $1.32 determined at April 12. 2016, April 15, 2016, May 26, 2016, June 7, 2016, July 20, 2016, December 31, 2016 and June 30, 2017, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on April 12, 2016	159.81%	1.22%	0%	5.00
Issuance on April 15, 2016	161.16%	1.22%	0%	5.00
Issuance on May 26, 2016	165.03%	1.35%	0%	5.00
Issuance on June 7, 2016	165.72%	1.23%	0%	5.00
Issuance on July 20, 2016	166.24%	1.15%	0%	5.00
December 31, 2016	176.74%	1.93%	0%	4.31
June 30, 2017	175.82%	1.89%	0%	3.82

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

On January 12, 2016, the Company warrants to certain content providers (“Content Provider Warrants”) to purchase an aggregate of 215,279 shares (the “Content Provider Warrant Shares”) of the Company’s Common Stock, at a weighted average exercise price of $6.41 per share. The Content Provider Warrants have a weighted average contractual term of 6.45 years. The exercise price and number of Content Provider Warrant Shares are subject to adjustment for any stock dividend, stock split, stock combination, recapitalization, reclassification, reorganization or other similar event.

On January 8, 2017, the Company entered into an employment agreement with an investor relations analyst, pursuant to which he agreed to provide the Company with certain investor relations services. In consideration for such services, the Company issued the investor relations analyst a 5-year warrant to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.

Common Stock warrant activity during the six months ended June 30, 2017 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted- Average Exercise Price

Balance as of December 31, 2016	622,576	$14.66
Granted	40,000	1.00
Cancelled/Forfeited	-	-
Exercised	-	-
Balance as of June 30, 2017	662,576	$13.83

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

Stock Options

Option activity during the six months ended June 30, 2017 was as follows:

	Options Outstanding
	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Balance as of January 1, 2017	269,107	$7.32	0.0
Granted	-	$-
Cancelled/Forfeited	-	$-
Exercised	-	$-
Balance as of June 30, 2017	269,107	$7.32	0.0
Exercisable June 30, 2017	269,107	$7.32

Stock-based Compensation Expense

As of June 30 2017, total compensation cost related to stock options granted, but not yet recognized, was $0 given that the Company laid off its entire workforce in August 2016. Upon termination, the Company’s option agreements do not provide for accelerated vesting of unvested options. However, vested options remain outstanding at the time of termination. Stock-based compensation expenses related to all employee and non-employee stock-based awards for the three months ended June 30, 2017 and 2016 were $0 and $76,966, respectively.

Restricted Stock Awards

The Company issued restricted stock awards with respect to 24,335 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2016 and June 30, 2017, 24,335 restricted common shares were outstanding but not yet issued under these awards. The Company is obligated to issue these awards upon request by the holder of the award. During each of the three month periods ended June 30, 2017 and 2016, the Company recorded stock based compensation of $0. As of June 30, 2017, there was no unrecognized stock based compensation expense related to restricted stock awards granted.

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

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

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

As of June 30, 2017, the Company has accrued for balances due, however has not made any payments to Rovi.

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

As of June 30, 2017, the Company has accrued for balances due, however has not made any payments to Zuora.

Distribution Agreement with MediaNet

On November 10, 2014, the Company entered into a Distribution Agreement (the “MediaNet Agreement”) with MediaNet Digital, Inc. (“MediaNet”), which provided the Company with a catalog of sound recordings and metadata that enabled and provided for the delivery of sound recordings to end users of CUR Music. The agreement remains in effect for a period of three years following the effective date of November 7, 2014. The agreement automatically renews for successive one-year terms unless terminated by MediaNet or the Company.

Pursuant to the agreement, the Company was required to pay a set-up fee. In addition, the Company was required to pay a monthly technology licensing fee during the initial term, a monthly usage fee and pay for any additional professional services and technical assistance or customization. To date, the Company has not received a notice of default from MediaNet.

As of June 30, 2017, the Company has not made any payments to MediaNet, however has accrued for balances due.

Content Licenses

The Company entered into agreements with certain music labels (“Music Label Agreements”), pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the music labels (“Music Labels”) in connection with CÜR Music. The Company also entered into agreements with certain music publishing companies (“Publishing Agreements”), pursuant to which the Company was provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the music publishers (“Music Publishers”) in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the “Content Agreements,” and the Music Labels and Music Publishers may be collectively referred to herein as the “Content Providers.”

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

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

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, Holdings renegotiated the content licensing agreements (“New Music Label Agreements”). Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, Holdings paid Label Advances due to the Music Labels pursuant to the New Music Label Agreements in the aggregate amount of $2,500,000. The Company joined one of the New Music Label Agreements, while the other New Music Label Agreements provide Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements enable the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with the Company’s Internet music service, CÜR Music. The New Music Label Agreements released the Company of prior obligations under the original Music Label Agreements. At the current time, the Company does not have a contract with Holdings that requires payment for sublicenses and access to the sound recordings and related materials.

The Company and Holdings are required to pay certain minimum content fees over the term of the Content Agreements with Content Providers as follows: $15,100,000 in the first year of the agreements, $24,500,000 in the second year of the agreements, and $18,400,000 in the third year of the agreements.

Minimum payments related to the previously described contracts is summarized as follows:

Six Months Ended June 30,	Total

2017	6,257,500	*

2018	16,585,000	*

2019	18,950,000	*

2020	7,137,500	*

_____________

*	Additional contract terms include per subscriber, stream or percentage of revenue charges.

Note 10 – Legal Proceedings

The Company defaulted under its Master Multiple Services Agreement (the “Digitas Agreement”) with Digitas, Inc., a Massachusetts corporation (“Digitas”), as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000 (the “Claimed Amount”), together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. As discussed in Note 12, a settlement agreement and mutual release was entered into on November 15, 2017.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

Certain of the Company’s former employees filed outstanding claims against the Company for payment of unpaid wages totaling $50,000, which are accrued and remain outstanding. The Company has agreed to settlements on other employee claims totaling $237,343, which also are accrued and remain outstanding.

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

An attorney for iTexico LLC (“iTexico”), a software developer the Company used, has contacted the Company in an effort to collect $53,750 of past due balances iTexico claims it is owed for the services they provided. The Company reached a settlement amount of $9,000 with iTexico in November 2017.

We are currently not aware of any other pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

Note 11 – Related Parties

The Company and Holdings are considered to be related parties based on several factors, including common control. Please reference Notes 1, 4, 9 and 12 for details the nature of the relationship and transactions between the companies.

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

The Company has already filed three of the delinquent reports for fiscal year ending December 31, 2016 and plans to file the remaining delinquent report for the fiscal year ended December 31, 2017 as soon as practicable.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

Vendor Defaults

The Company entered into the Zuora Master Subscription Agreement on July 31, 2014. Pursuant to the Zuora Master Subscription Agreement, the Company planned to use Zuora’s technology platform to administer the subscription process related to credit card billing and collection On October 12, 2016, the Company received a notice of default from Zuora, confirming that the Company was in default under the Zuora Master Subscription Agreement as a result of its failure to pay Zuora past due balances for the services they provided under the Zuora Master Subscription Agreement.

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

Six-Month Line of Credit Promissory Note

On July 6, 2017, the Company entered into the Line of Credit Note with CUR Holdings, LLC. The Line of Credit Note has a principal balance of $685,000, and a stated maturity date of December 6, 2017. The principal on the Line of Credit Note does not bear interest. The Line of Credit Note is not convertible. The Line of Credit Note ranks junior to the Company’s existing Secured Notes (as defined below).

In connection with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined in Note 12 below), the Line of Credit Note was assigned and transferred to Holdings as of November 16, 2017 in exchange for 194,175 Unit Shares of Holdings and Unit Warrants to purchase 1,263,827 shares of common stock of Holdings issued to CUR Holdings, LLC. As a result, Holdings became the payee under the Line of Credit Note. Upon completion of the transaction, CUR Media is now required to pay Holdings.

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

At the effective time of the Initial Closing of the Preferred Stock Unit Offering (as defined in Note 12 below), the Company made the First Payment of $100,000 to Digitas.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

Transactions and Proposed Additional Transactions with Holdings

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

The net proceeds from the Preferred Stock Unit Offering (as defined below) and $2.5 Million Note Offering (as defined below) (together, the “Offerings”), in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels (as defined below) sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend the Post-Closing Line of Credit Note to the Company, for up to the full amount of the aggregate net proceeds from the Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note (as defined below), and (2) for working capital and general corporate purposes. Management also feels it can enter into structured settlements with vendors and streaming services. The process for requesting and approving drawdowns and the terms and associated interest on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

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

For the Six Months Ended June 30, 2017 and 2016

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

In addition, simultaneously with the Initial Closing of the Preferred Stock Unit Offering, the Secured Noteholders of all of the Company’s existing Secured Notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of CUR Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00. Upon completion of the transaction, CUR Media will be required to pay Holdings.

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

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

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

The Company and Holdings anticipate that, if the Merger is consummated:

•	the stockholders of Holdings will receive, in exchange for all of their issued and outstanding shares of capital stock of Holdings (including all issued and outstanding shares of preferred stock of Holdings), shares of the Company’s capital stock (including shares of preferred stock of the Company), at an exchange rate of 1-for-1, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants to purchase shares of common stock of Holdings will be exchanged for warrants to purchase shares of the Company’s Common Stock, at the same ratio at which shares of outstanding capital stock of Holdings are exchanged for shares of the Company’s capital stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	the principal and any accrued and unpaid interest due under the Company’s existing Unsecured Notes will convert into units of the Company’s securities, at a conversion price of $2.00 of principal and interest due under said note per unit, each consisting of (a) one (1) share of the Company’s Common Stock, and (b) a 5-year warrant to purchase one (1) share of the Company’s Common Stock for every share of the Company’s Common Stock received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will be assigned and transferred to the Company, and the Company will become the payee under such note;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by Holdings;

•	the Company will assume the obligations under the $2,500,000 New Note; and

•	the Company will assume the New Music Label Agreements with the Music Labels, if possible.

As mentioned above, if there is an SEC Revocation of the Company’s Common Stock under the Exchange Act (or, at the discretion of the board of directors of the Company and Holdings, as described above), the Company and Holdings will consummate the Asset Transfer.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

The Secured Notes have an aggregate principal balance of $2,515,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Secured Notes will rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Secured Notes. Upon the closing of a financing (in this case, a “Qualified Offering”) by the Company during the term of the Secured Notes involving the sale of at least $15,000,000 in Equity Financing Securities, all of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Second Units”) at a conversion price per Second Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00. At any time prior to a Mandatory Conversion, the holders of the Secured Notes may convert all or part of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, into Second Units at a conversion price of $2.00 per Unit (in this case, an “Optional Conversion”). Each Second Unit will consists of one share (the “Second Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Second Unit Warrants”) to purchase one additional share (the “Second Unit Warrant Shares”) of the Company’s Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s equity securities (or securities convertible into or exercisable for equity securities) are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Secured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Secured Notes, the entire unpaid principal balance of the Secured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of a Secured Note will be entitled to receive, pari passu with the other holders of the Secured Notes, and in preference to the holders of the Company’s other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder’s Secured Note. The conversion price and number of Second Units issuable upon conversion of the Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events. On November 16, 2017, simultaneous with the Initial Closing discussed in Note 12 and in Item 3, the holders of all of the Company’s existing 12% senior secured convertible promissory notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred and set over to CÜR Holdings Inc. all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units of securities of CÜR Holdings Inc., at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in a transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder.

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

As of June 30, 2017, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any material revenues from our planned principal operations.

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

As of June 30, 2017, we continued to pursue sources of equity and/or debt financing to support our operations. We were not successful in raising the necessary funds as of June 30, 2017. We cannot launch our music streaming product and platform until we have raised the necessary funds.

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

We have filed all three of the delinquent reports for the fiscal year ended December 31, 2016 and the first quarter of 2017. Subsequent to this filing, we plan to file the remaining delinquent report for the fiscal year ended December 31, 2017 as soon as practicable.

Transactions and Proposed Additional Transactions with Holdings

On September 11, 2017, we entered into a term sheet (the “Term Sheet”) with CUR Holdings, Inc., a Delaware corporation, formed on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space (“Holdings”), pursuant to which the Company and Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed Administrative Proceedings, or, if instituted, will discontinue such proceedings (“SEC Clearance”), Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed Administrative Proceedings against the Company, and such proceedings result in the revocation of the registration of our Common Stock under the Exchange Act (“SEC Revocation”), the Company and Holdings will, subject to any required shareholder approval, enter into a fair value asset purchase and sale transaction, pursuant to which Holdings will acquire all of the intellectual property and other assets and liabilities constituting our Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

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

On November 16, 2017, the board of directors of Holdings increased the number of members constituting the board of directors from one (1) to three (3). The board of directors of Holdings then appointed Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and a member of our board of directors, and Edward P. Swyer, a member of our board of directors, as members of the board of directors of Holdings.

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

Proposed Additional Transactions with Holdings

As mentioned above, if the Company receives SEC Clearance (or, at the discretion of the board of directors of the Company and Holdings, as described above), the Company and Holdings will consummate the Merger. The Company and Holdings anticipate that the Merger, if consummated, will qualify as a tax-free reorganization under the U.S. Internal Revenue Code. The Company and CUR Holdings also anticipate that, if the Merger is consummated:

•	the stockholders of Holdings will receive, in exchange for all of their issued and outstanding shares of capital stock of Holdings (including all issued and outstanding shares of preferred stock of Holdings), shares of the Company’s capital stock (including shares of Preferred Stock of the Company), at an exchange rate of 1-for-1, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants to purchase shares of common stock of Holdings will be exchanged for warrants to purchase shares of the Company’s Common Stock, at the same ratio at which shares of outstanding capital stock of Holdings are exchanged for shares of the Company’s capital stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	the principal and any accrued and unpaid interest due under the Company’s existing Unsecured Notes will convert into units of the Company’s securities, at a conversion price of $2.00 of principal and interest due under said note per unit, each consisting of (a) one (1) share of the Company’s Common Stock, and (b) a 5-year warrant to purchase one (1) share of the Company’s Common Stock for every share of the Company’s Common Stock received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will be assigned and transferred to the Company, and the Company will become the payee under such note;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by Holdings;

•	the Company will assume the obligations under the $2,500,000 New Note; and

•	the Company will assume the New Music Label Agreements with the Music Labels, if possible.

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

Results of Operations

Three-Month Period Ended June 30, 2017 Compared to Three-Month Period Ended June 30, 2016

Revenues

We have not generated any material revenues for the three months ended June 30, 2017 or 2016.

Operating Expenses

Overview

Total operating expenses for the three-month periods ended June 30, 2017 and 2016 were $167,421 and $2,708,329, respectively. The decrease in total operating expenses of $2,540,908, or approximately 94%, was primarily related to the curtailment of the business in August 2016. Operating expenses in the second quarter of 2017 related primarily to legal expenses, financing activities and runout of vendor contractual obligations.

Research and Development Expenses

For the three-month periods ended June 30, 2017 and 2016, research and development expenses were $38,444 and $1,223,466, respectively. Research and development expenses decreased by $1,185,022 or approximately 97%, primarily due to a decrease in compensation costs of $547,133 related to the termination of all of our employees in August 2016.

General and Administrative Expenses

For the three-month periods ended June 30, 2017 and 2016, general and administrative expenses were $127,914 and $1,408,924 respectively. General and administrative expenses decreased by $1,281,000, or approximately 91%, primarily due to an decrease in distribution partner costs of $732,998, decrease in marketing and communications of $202,328, a decrease in wages of $176,737, a decrease in legal costs of $78,920 and a decrease in accounting related fees of $54,714. The decrease in all expenses related to the curtailment of operations in 2016. In 2017, expenses were for legal costs related to fundraising and the run out of vendor contracts.

Stock based Compensation Expenses

For the three-month periods ended June 30, 2017 and 2016, stock based compensation expense were $0 and $71,000, respectively, a decrease of $71,000. The decrease was due to forfeiture of stock options when all of our employees were terminated in August 2016.

Other Income (Expense)

For the three-month periods ended June 30, 2017 and 2016, other expense was $1,782,122 and $2,255,526, respectively. Other expense decreased due to a $1,015,355 decrease in interest expense partially offset by an increase in the fair value of derivative liabilities of $662,851.

Six-Month Period Ended June 30, 2017 Compared to Six-Month Period Ended June 30, 2016

Revenues

We have not generated any material revenues for the six months ended June 30, 2017 or 2016.

Operating Expenses

Overview

Total operating expenses for the six-month periods ended June 30, 2017 and 2016 were $320,602 and $4,981,102, respectively. The decrease in total operating expenses of $4,660,500, or approximately 94%, was related to a decrease in both general and administrative and research and development expenses due to curtailment of the business in August 2016.

Research and Development Expenses

For the six-month periods ended June 30, 2017 and 2016, research and development expenses were $80,656 and $2,889,067, respectively. Research and development expenses decreased by $2,808,411, or approximately 97%, primarily due to a decrease in compensation costs related to our employee base and other expenses as we terminated all employees in August 2016 and curtailed operations.

General and Administrative Expenses

For the six-month periods ended June 30, 2017 and 2016, general and administrative expenses were $237,081 and $1,934,006, respectively. General and administrative expenses decreased by $1,696,925, or approximately 88%, primarily due to distribution partner costs of $732,998, decrease in marketing and communications of $217,328, a decrease in wages of $276,737, a decrease in legal costs of $353,476 and a decrease in accounting related fees of $83,472. The decrease in all expenses related to the curtailment of operations in 2016. In 2017, expenses were for legal costs related to financing activities and the run out of vendor contracts.

Stock based Compensation Expenses

For the six-month periods ended June 30, 2017 and 2016, stock based compensation expense were $0 and $147,966, respectively. Stock based compensation expenses decreased by $147,966, or 100%, due to the forfeiture of unvested stock options in August of 2016 related to the termination of employees.

Other Income (Expense)

For the six-month periods ended June 30, 2017 and 2016, other expense was $2,585,090 and $988,972, respectively. Other expense increased $1,275,808, or 129% due primarily to an increase in the fair value of derivative liabilities of $2,286,344 offset by a decrease in interest expense of $886,899.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, cash and cash equivalents were approximately $3,681, as compared to $1,508 at December 31, 2016.

As of June 30, 2017, we had a working capital deficit of $11,030,832. As of December 31, 2016, we had a working capital deficit of $8,664,956. The increase of $2,365,876, or approximately 27%, in our working capital deficit was attributable to an increase in accounts payable, accrued and other current liabilities, and derivative liabilities.

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

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) will be used to pay the required Label Advances to the Music Labels sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend the Post-Closing Line of Credit Note, for up to the full amount of the aggregate net proceeds from the Holdings Offerings for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes.. The process for requesting and approving drawdowns and drawdown principal and interest payments on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

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

Not including non-cash expenses, we have spent approximately $22.3 million on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music in the time period since the Contribution in January 2014 and through the second quarter of 2017. Of the total $22.2 million, approximately $16.0 million was related to research and development and approximately $6.3 million was related to general and administrative costs. In addition to the aforementioned costs, we expect to pay approximately $3.0 million as prepayments in connection with the agreements that we plan to have with the major music labels, independent labels and publishers

We expect to bring CÜR Music to market in the second or third quarter of 2018. As of June 30, 2017, we continued to pursue sources of equity and/or debt financing to support our operations. While were not successful in raising the necessary funds as of June 30, 2017, we gained access to capital to support our launch with the closing by Holdings of the Preferred Stock Unit Offering (discussed above). We need to raise a substantial amount of capital, to fully implement our business plan, market CÜR Music, for additional content license costs, and for general working capital. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or seek a similar transaction. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $2,172 for the six-month period ended June 30, 2017, as compared to net cash used of $2,622,446 for the six-month period ended June 30, 2016. The decrease of $2,624,618, or approximately 100%, in net cash used in operations was primarily due to an increase in accrued and other current liabilities of $807,782, an increase in accounts payable of $1,232,550, an offset by a decrease of $2,637,402 in change in fair value of derivative liabilities and a decrease in wages and benefits of $1,928,300.

Net Cash Provided by (Used in) Investing Activities

During the six-month periods ended June 30, 2017 and 2016, net cash provided by and used in investing activities was $0 and $1,423, respectively. The current year decrease was due to the company not spending any funds on equipment.

Net Cash Provided by Financing Activities

During the six-month periods ended June 30, 2017 and 2016, we received $0 and $2,506,000, respectively, in proceeds from the sale of convertible notes. In the six months ended June 30, 2017 and 2016, payments on notes payable were $0 and $5,833, respectively.

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

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer) and Kelly Sardo our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures existing as of June 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer) and Kelly Sardo our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), concluded that our disclosure controls and procedures were not effective as of such date

Changes in Internal Control over Financial Reporting

During our first fiscal quarter, and through the date hereof, the following changes occurred in our internal control over financial reporting:

•	On October 31, 2017, Thomas Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and our “Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer” for SEC reporting purposes.

•	On November 16, 2017, William West Duker and Edward P. Swyer were appointed as members of our board of directors.

•	On February 12, 2018, Thomas Brophy resigned as our interim Chief Financial Officer and Treasurer. As a result of Mr. Brophy’s resignation as our interim Chief Financial Officer and Treasurer, he relinquished his role as the Company’s “Principal Financial Officer” for SEC reporting purposes.

•	Effective immediately as of Mr. Brophy’s resignation, Kelly Sardo was appointed as our Chief Financial Officer and Treasurer. She continues as our Secretary, a title she has held since May 26, 2015. In addition, for SEC reporting purposes, Ms. Sardo was designated as our “Principal Financial Officer.”

We no longer have a properly constituted Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee. We also have a lack of independent directors on our board of directors.

These changes, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, were identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof.

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

________

* Filed herewith

