Form 10-Q
period 2017-09-30
CUR MEDIA, INC.
filed 2018-04-17
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of both September 30, 2017 and April 17, 2018, there were 2,526,663 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding, 20,174 of which had not yet been issued.

CÜR MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$43	$1,508
TOTAL CURRENT ASSETS	43	1,508

Property and equipment, net	3,011	6,541
TOTAL ASSETS	$3,054	$8,049

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITES
Accounts payable	$4,294,636	$3,710,172
Accrued liabilities and other current liabilities	2,608,772	2,115,273
Note payable, short-term	33,550	33,550
Note payable, CUR Holdings, LLC	59,965	-
Secured convertible promissory notes, net	2,514,880	2,514,880
Derivative liabilities	420,827	292,589
TOTAL CURRENT LIABILITIES	9,932,630	8,666,464

Unsecured convertible promissory notes, net	793,431	488,324

TOTAL LONG TERM LIABILITIES	793,431	488,324

TOTAL LIABILITIES	10,726,061	9,154,788

STOCKHOLDERS’ DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of September 30, 2017 or December 31, 2016)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 2,526,663 issued at September 30, 2017 and December 31, 2016, and 2,550,998 outstanding at September 30, 2017 and December 31, 2016, respectively)	253	253
Additional Paid-In-Capital	11,935,233	11,922,288
Accumulated Deficit	(22,658,493)	(21,069,280)
TOTAL STOCKHOLDERS’ DEFICIENCY	(10,723,007)	(9,146,739)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,054	$8,049

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUES	$-	$2,162	$292	$2,885

OPERATING EXPENSES
Research and development	105,821	1,053,000	186,477	3,942,067
General and administrative	251,142	668,083	488,223	2,602,089
Stock based compensation	-	35,984	-	183,950
Depreciation and amortization	665	2,113	3,530	12,176

TOTAL OPERATING EXPENSES	357,628	1,759,180	678,230	6,740,282
		`
OTHER INCOME (EXPENSE)
Interest expense	(262,924)	(1,228,464)	(785,813)	(2,638,252)
Interest income	-	-	-	122
Loss on disposal of assets	-	(14,192)	-	(14,909)
Loss on issuance of convertible debt	-	-	-	(120,266)
Gain on debt relief	-	-	2,776	-
Change in fair value of derivative liabilities	1,616,429	3,147,286	(128,238)	3,688,963

TOTAL OTHER INCOME (EXPENSE)	1,353,505	1,904,630	(911,275)	915,658

NET INCOME (LOSS)	$995,877	$47,612	$(1,589,213)	$(5,821,739)

Basic and diluted net loss per share	$0.39	$(0.06)	$(0.62)	$(2.31)

Weighted average number of shares outstanding basic and diluted	2,550,998	2,550,998	2,550,998	2,523,867

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,589,213)	$(5,821,739)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,530	12,176
Stock compensation expense	-	183,950
Interest expense	305,107	2,307,968
Share based consulting services	-	118,347
Non-cash warrant expense	12,945	967,402
Change in fair value of derivative liabilities	128,238	(3,688,963)
Loss on issuance of convertible debt	-	120,266
Changes in assets and liabilities
Prepaid expenses	-	6,557
Other current assets	-	3,000
Accounts payable	584,464	1,445,081
Accrued liabilities and other current liabilities	493,499	1,679,563
Net cash used in operating activities	(61,430)	(2,650,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	-	(5,833)
Proceeds from issuance of convertible secured promissory notes	-	2,656,000
Proceeds from issuance of Six-Month Line of Credit Promissory Note	59,965	-
Net cash provided by financing activities	59,965	2,650,167

NET DECREASE IN CASH	(1,465)	(609)

CASH, BEGINNING OF PERIOD	1,508	734

CASH, END OF THE PERIOD	$43	$125

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

CÜR Media, LLC (formerly known as Raditaz, LLC) (“Raditaz”) was formed in Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the “Contribution”) to the Company in exchange for approximately 769,231 shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”), which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of the Contribution was automatically converted into shares of the Company’s Common Stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 769,231 shares of the Company’s Common Stock outstanding immediately thereafter. The Contribution was considered to be a recapitalization of the Company, which has been retrospectively applied to these financial statements for all periods presented.

As a result of the Contribution, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices (the “Music Streaming Business”). The Company is currently developing CÜR Music, a hybrid internet radio and on-demand music streaming service.

CUR Holdings, LLC, was formed in New York on July 6, 2017, for the purpose of making strategic investments of up to $1,000,000. On July 6, 2017, CÜR Holdings, LLC loaned $685,000 to the Company, in exchange for which it received a Line of Credit Promissory Note from the Company in the principal amount of $685,000 (“Line of Credit Note”) In connection with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined in Note 12 below), the Line of Credit Note was assigned and transferred to CUR Holdings, Inc., a Delaware corporation (“Holdings”), in exchange for 194,175 Unit Shares (as defined below”) of Holdings and Unit Warrants (as defined in Note 12 below) to purchase 1,263,827 shares of common stock of Holdings issued to CUR Holdings, LLC. As a result, Holdings became the payee under the Line of Credit Note. Upon completion of the transaction, CUR Media is now required to pay Holdings.

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

For the Nine Months Ended September 30, 2017 and 2016

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock, plus the effect of dilutive potential common shares from outstanding stock options during the period using the treasury stock method. At September 30, 2017 and 2016, the number of shares underlying options and warrants that were anti-dilutive was approximately 4,517,150 shares and 4,245,595 shares, respectively.

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company incurred net losses since inception, including a net loss of $1,589,213 in the nine months ending September 30, 2017. The Company has developed CÜR Music, a hybrid internet radio and on-demand music streaming service and has not generated significant revenue from operations and anticipates needing additional capital prior to launching CÜR Music to execute the current operating plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

The Company and Holdings are actively seeking sources of equity or debt financing in order to support its operations. The Company plans to launch its CÜR Music streaming product utilizing funds from the Post-Closing Line of Credit Note. No assurances can be provided that the Company will secure additional financing or achieve and sustain a profitable level of operations. To the extent that the Company is unsuccessful in its plans, the Company may find it necessary to cease operations entirely.

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

Note 4 - Debt Instruments

Note Payable

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Principal and interest is payable in forty-eight (48) equal, consecutive monthly installments. The full principal and all accrued interest was due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of September 30, 2017 and December 31, 2016, the balance due totaled $33,550. The DECD has not commenced any collection proceedings against the Company.

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

For the Nine Months Ended September 30, 2017 and 2016

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

The embedded conversion feature in the Unsecured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,034,037 upon issuance. The debt discount is being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability related to the Unsecured Notes. The unamortized debt discount was $1,320,070 at September 30, 2017 and the fair value of the derivative liability was $70,922 at September 30, 2017.

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

For the Nine Months Ended September 30, 2017 and 2016

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

On October 12, 2016, October 15, 2016, November 26, 2016, December 7, 2016, and January 20, 2017, the principal and any accrued and unpaid interest on the Company’s outstanding Secured Notes became due and payable. The Company was unable to repay the noteholders at that time. Pursuant to the terms of the Secured Notes, the Company’s failure to pay any principal or interest within 5 days of the date such payment is due constitutes an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes increased to 15%. On November 16, 2017, simultaneous with the Initial Closing (as discussed in Note 11), the holders of all of the Company’s existing Secured Notes (the “Secured Noteholders”), in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit. Upon completion of the transaction, CUR Media is now required to pay Holdings.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

The embedded conversion feature in the Secured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,091,053 upon issuance. The debt discount was being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability related to the Secured Notes. The debt discount was fully amortized at September 30, 2017 and the derivative liability was $349,905 at September 30, 2017.

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended September 30, 2017.

Nine Months Ended September 30, 2017

Balance at the beginning of period	$292,589

Change in fair value of the conversion features on unsecured convertible notes	19,084

Change in fair value of the conversion features on secured convertible notes	109,154

Balance at the end of the period	$420,827

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

The weighted average per-share fair value of each Common Stock warrant derivative liability of $1.91 was determined March 28, 2016, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)
At March 28, 2016	158.84%	1.76%	0%	3.45

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Unsecured Notes of $4.66 and $0.16 and $0.22 determined at January 14, 2016, December 31, 2016 and September 30, 2017, respectively, using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on January 14, 2016	114.48%	1.52%	0%	5.00
December 31, 2016	176.74%	1.93%	0%	3.89
September 30, 2017	175.89%	1.92%	0%	3.14

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Secured Notes of $1.62, $2.69, $2.80, $2.07, $1.47, $0.19 and $0.28 determined at April 12. 2016, April 15, 2016, May 26, 2016, June 7, 2016, July 20, 2016, December 31, 2016 and September 30, 2017, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on April 12, 2016	159.81%	1.22%	0%	5.00
Issuance on April 15, 2016	161.16%	1.22%	0%	5.00
Issuance on May 26, 2016	165.03%	1.35%	0%	5.00
Issuance on June 7, 2016	165.72%	1.23%	0%	5.00
Issuance on July 20, 2016	166.24%	1.15%	0%	5.00
December 31, 2016	176.74%	1.93%	0%	4.31
September 30, 2017	175.89%	1.92%	0%	3.57

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

Common Stock warrant activity during the nine months ended September 30, 2017 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted- Average Exercise Price

Balance as of December 31, 2016	622,576	$14.66
Granted	40,000	1.00
Cancelled/Forfeited	-	-
Exercised	-	-
Balance as of September 30, 2017	662,576	$13.83

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

Stock Options

Option activity during the nine months ended September 30, 2017 was as follows:

	Options Outstanding
	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Balance as of January 1, 2017	269,107	$7.32	0.0
Granted	-	$-
Cancelled/Forfeited	-	$-
Exercised	-	$-
Balance as of September 30, 2017	269,107	$7.32	0.0
Exercisable September 30, 2017	269,107	$7.32

Stock-based Compensation Expense

As of September 30, 2017, total compensation cost related to stock options granted, but not yet recognized, was $0 given that the Company laid off its entire workforce in August 2016. Upon termination, the Company’s option agreements do not provide for accelerated vesting of unvested options. However, vested options remain outstanding at the time of termination. Stock-based compensation expenses related to all employee and non-employee stock-based awards for the three months ended September 30, 2017 and 2016 were $0 and $183,950, respectively.

Restricted Stock Awards

The Company issued restricted stock awards with respect to 24,335 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2016 and September 30, 2017, 24,335 restricted common shares were outstanding but not yet issued under these awards. The Company is obligated to issue these awards upon request by the holder of the award. During each of the nine month periods ended September 30, 2017 and 2016, the Company recorded stock based compensation of $0. As of September 30, 2017, there was no unrecognized stock based compensation expense related to restricted stock awards granted.

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

For the Nine Months Ended September 30, 2017 and 2016

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

As of September 30, 2017, the Company has accrued for balances due, however has not made any payments to Rovi.

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

As of September 30, 2017, the Company has accrued for balances due, however has not made any payments to Zuora.

Distribution Agreement with MediaNet

On November 10, 2014, the Company entered into a Distribution Agreement (the “MediaNet Agreement”) with MediaNet Digital, Inc. (“MediaNet”) which provided the Company with a catalog of sound recordings and metadata that enabled and provided for the delivery of sound recordings to end users of CÜR Music. The agreement remains in effect for a period of three years following the effective date of November 7, 2014. The agreement automatically renews for successive one-year terms unless terminated by MediaNet or the Company.

Pursuant to the agreement, the Company was required to pay a set-up fee. In addition, the Company was required to pay a monthly technology licensing fee during the initial term, a monthly usage fee and pay for any additional professional services and technical assistance or customization. To date, the Company has not received a notice of default from MediaNet.

As of September 30, 2017, the Company has not made any payments to MediaNet however, has accrued for balances due.

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

For the Nine Months Ended September 30, 2017 and 2016

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

Minimum payments related to the previously described contracts is summarized as follows:

Nine Months Ended September 30,	Total

2017	8,000,000	*

2018	20,037,500	*

2019	16,650,000	*

_______________

*	Additional contract terms include per subscriber, stream or percentage of revenue charges.

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

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

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

An attorney for iTexico LLC (“iTexico”), a software developer the Company used, has contacted the Company in an effort to collect $53,750 of past due balances iTexico claims it is owed for the services they provided. The Company reached a settlement of $9,000 with iTexico in November 2017.

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

The Company has already filed three of the delinquent reports for fiscal year ending December 31, 2016. With this filing, the Company will have filed all remaining delinquent reports.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

Vendor Defaults

The Company entered into the Master Subscription Agreement with Zuora on July 31, 2014. Pursuant to the Master Subscription Agreement with Zuora, the Company planned to use Zuora’s technology platform to administer the subscription process related to credit card billing and collection.. On October 12, 2016, the Company received a notice of default from Zuora, confirming that the Company was in default under its Master Subscription Agreement with Zuora as a result of its failure to pay Zuora past due balances for the services they provided under the Master Subscription Agreement.

The Company is also in default under its Sponsorship Agreement (the “Live Nation Agreement”) with Live Nation Marketing, Inc. (“Live Nation”) as a result of the Company’s failure to pay Live Nation past due balances for the services they provided under the Live Nation Agreement. To date, the Company has not received a notice of default from Live Nation.

As of the date of this report, the Company is in default of all of our vendor agreements as a result of failure to make the required payments.

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

For the Nine Months Ended September 30, 2017 and 2016

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

In connection with the Initial Closing of the Preferred Stock Unit Offering, Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for (a) gross proceeds of $5,154,361 from the Preferred Stock Unit Offering..

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

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

In addition, simultaneously with the Initial Closing of the Preferred Stock Unit Offering, the Secured Noteholders of all of the Company’s existing Secured Notes in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00. Upon completion of the transaction, CUR Media will be required to pay Holdings.

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

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

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

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

As mentioned above, if there is an SEC Revocation of the Company’s Common Stock under the Exchange Act (or, at the discretion of the board of directors of the Company and Holdings, as described above), the Company and Holdings will consummate the Asset Transfer.

The Company and Holdings anticipate that, if the Asset Transfer is consummated:

•	the Company’s stockholders will receive, in exchange for all of the assets and liabilities constituting the Company’s Music Streaming Business, shares of capital stock of Holdings, at an exchange rate of 1-for-1 of equivalent classes of preferred stock and Common Stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants and stock options to purchase shares of the Company’s Common Stock will be exchanged for warrants and stock options to purchase shares of common stock of Holdings, at the same ratio at which shares of the Company’s outstanding capital stock are exchanged for shares of capital stock of Holdings, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	if necessary, the board of directors of Holdings will adopt an Equity Incentive Plan (the “EIP”) with such number of shares available under the EIP that equals 15% of the fully diluted capitalization of Holdings after giving effect to the Asset Transfer, covering outstanding stock options to purchase shares of the Company’s Common Stock, and for the future issuance, at the discretion of the board of directors of Holdings, of incentive awards to officers, key employees, consultants and directors;

•	the principal and any accrued and unpaid interest due under the Company’s existing Unsecured Notes will convert into units of securities of Holdings, at a conversion price of $2.00 per unit, each unit consisting of (a) one (1) share of common stock of Holdings, and (b) a 5-year warrant to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will remain payable to Holdings;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by Holdings as partial consideration for the transfer to Holdings of the assets and liabilities constituting the Company’s Music Streaming Business;

•	Holdings will remain responsible for the obligations under the $2,500,000 New Note; and

•	sublicenses under the relevant New Music Label Agreements with the Music Labels will terminate

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

As of September 30, 2017, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any material revenues from our planned principal operations.

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

As of September 30, 2017, we continued to pursue sources of equity and/or debt financing to support our operations. We were not successful in raising the necessary funds as of September 30, 2017. We cannot launch our music streaming product and platform until we have raised the necessary funds.

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

We have filed all three of the delinquent reports for the fiscal year ended December 31, 2016. With this filing, the Company will have filed all remaining delinquent reports..

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

In connection with the Initial Closing of the Preferred Stock Unit Offering, Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for gross proceeds of $5,154,361 from the Preferred Stock Unit Offering.

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

Results of Operations

Three-Month Period Ended September 30, 2017 Compared to Three-Month Period Ended September 30, 2016

Revenues

We have not generated any material revenues for the three months ended September 30, 2017 or 2016.

Operating Expenses

Overview

Total operating expenses for the three-month periods ended September 30, 2017 and 2016 were $357,628 and $1,759,180, respectively. The decrease in total operating expenses of $1,401,552, or approximately 80%, was primarily related to the curtailment of our business operations in August 2016. Operating expenses in the third quarter of 2017 related primarily to legal expenses associated with the Line of Credit Note and Preferred Stock Unit Offering, which closed on July 6, 2017 and November 16, 2017, respectively. In anticipation of closing the Preferred Stock Unit Offering, third quarter 2017 expenses also included new vendor contracts, legal costs associated with label discussions and developer work.

Research and Development Expenses

For the three-month periods ended September 30, 2017 and 2016, research and development expenses were $105,821 and $1,053,000, respectively. Research and development expenses decreased by $947,179, or approximately 90%, due to a decrease in compensation costs of $198,000 related to the termination of all of our employees in August 2016, and the write off in 2016 of $500,000 in label advances upon default of the agreements. In addition, with the curtailment of operations there was a decrease in hosting, development, content, marketing and other expenses of an aggregate of approximately $251,000, as compared to 2017.

General and Administrative Expenses

For the three-month periods ended September 30, 2017 and 2016, general and administrative expenses were $251,142 and $668,083, respectively. General and administrative expenses decreased by $416,941, or approximately 62%, primarily due to an decrease in distribution partner costs of approximately $234,000 and a decrease in marketing costs of approximately $196,000.

Stock based Compensation Expenses

For the three-month periods ended September 30, 2017 and 2016, stock based compensation expense were $0 and $35,984, respectively. The decrease of $35,984 was due to the forfeiture of outstanding stock options in the third quarter of 2016.

Other Income (Expense)

For the three-month periods ended September 30, 2017 and 2016, other income (expense) was $1,353,505 and $1,904,630, respectively. Other expense decreased due to a $965,540 decrease in interest expense resulting from a decrease in amortization of the debt discount for notes that fully matured in 2016. The decrease in interest expense was offset by the change in the fair value of derivative liabilities of $1,530,857.

Nine-Month Period Ended September 30, 2017 Compared to Nine-Month Period Ended September 30, 2016

Revenues

We have not generated any material revenues for the nine months ended September 30, 2017 or 2016.

Operating Expenses

Overview

Total operating expenses for the nine-month periods ended September 30, 2017 and 2016 were $678,230 and $6,740,282, respectively. The decrease in total operating expenses of $6,062,052, or approximately 90%, was related to a decrease in both general and administrative expenses and research and development expenses.

Research and Development Expenses

For the nine-month periods ended September 30, 2017 and 2016, research and development expenses were $186,477 and $3,942,067, respectively. Research and development expenses decreased by $3,755,590, or approximately 95%, due to a decrease of $1,951,798 in compensation costs related to termination of all employees in August 2016 and a decrease in content related costs of $856,215 due to the 2016 write-off of advances, both of which resulted from the curtailment of operations in the third quarter of 2016. In addition, a decrease of $944,918 in hosting, development, marketing and other expenses resulted from operations curtailment.

General and Administrative Expenses

For the nine-month periods ended September 30, 2017 and 2016, general and administrative expenses were $488,223 and $2,602,089, respectively. General and administrative expenses decreased by $2,113,866 or approximately 81%, primarily due to a decrease in distribution partner costs of $967,402 due to the 2016 acceleration of warrant expense, a decrease in marketing and communications of $413,495, a decrease in wages of $347,276 and a decrease in legal costs of $446,757. The decrease in all expenses related to the curtailment of operations in 2016. In 2017, expenses were for legal costs related to financing activities and expenses related to new vendor contracts, legal costs associated with label discussions and developer work.

Stock based Compensation Expenses

For the nine-month periods ended September 30, 2017 and 2016, stock based compensation expense were $0 and $183,950, respectively. Stock based compensation expenses decreased by $183,950, or 100%, due to the forfeiture of unvested stock options in August of 2016 related to the termination of employees.

Other Income (Expense)

For the nine-month periods ended September 30, 2017 and 2016, other income (expense) was $(911,275) and $915,658, respectively. Other income decreased by $1,826,933, or approximately 200%, primarily due to an increase in the fair value of derivative liabilities of $3,817,201, partially offset by a decrease in interest expense of $1,852,439 primarily comprised of the amortization of the debt discount for notes that fully matured in the third quarter of 2016.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, cash and cash equivalents were approximately $42, as compared to $1,508 at December 31, 2016.

As of September 30, 2017, we had a working capital deficit of $9,932,587. As of December 31, 2016, we had a working capital deficit of $8,664,956. The increase of $1,267,631, or approximately 15%, in working capital deficit was attributable to an increase in accounts payable of $584,464, accrued and other current liabilities of $493,499, and an increase in derivative liabilities of $128,238 related to financing activities and vendor contracts.

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

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) will be used to pay the required Label Advances to the Music Labels sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend the Post-Closing Line of Credit Note, for up to the full amount of the aggregate net proceeds from the Holdings Offerings for up to the full amount of the aggregate net proceeds from the Holdings Offerings. We anticipate to be able to enter into structured settlements. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

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

Not including non-cash expenses, we have spent approximately $22,600,000 on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, for the time period since the Contribution in January 2014 through the third quarter of 2017. Of the total $22,600,000, a total of approximately $16,100,000 was related to research and development and approximately $6,500,000 was related to general and administrative costs. In addition to the aforementioned costs, we expect to pay approximately $3,000,000 dollars as prepayments in connection with the agreements that we plan to have with the major music labels, independent labels and publishers.

We expect to bring CÜR Music to market, in the second or third quarter of 2018. As of September 30, 2017, we continued to pursue sources of equity and/or debt financing to support our operations. We were not successful in raising the necessary funds as of September 30, 2017. We cannot launch our music streaming product and platform until we have raised the necessary funds. We need to raise a substantial amount of capital, to fully implement our business plan, market CÜR Music, for additional content license costs, and for general working capital. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or seek a similar transaction. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $61,431 for the nine-month period ended September 30, 2017, as compared to net cash used of $2,789,658 for the nine-month period ended September 30, 2016. The decrease of $2,728,227, or approximately 98%, in net cash used in operations was primarily due a decrease in non-cash interest expense of approximately $2,000,000, offset by an increase of $3,817,201 in change in fair value of derivative liabilities. Accounts payable and accrued liabilities increased by approximately $1,000,000.

Net Cash Provided by (Used in) Investing Activities

During the nine-month periods ended September 30, 2017 and 2016, net cash provided by and used in investing activities was $0 and $18,616, respectively. The current year decrease was due to the Company not spending any funds on equipment.

Net Cash Provided by Financing Activities

During the nine-month period ended September 30, 2017 and 2016, we received $59,965 and $2,656,000, in financing. In 2017, we received proceeds from the Line of Credit Note (previously discussed), and, in 2016, we received proceeds from the sale of convertible notes. In the nine months ended September 30, 2017 and 2016, payments on notes payable were $0 and $5,833, respectively.

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

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer) and Kelly Sardo our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures existing as of September 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer) and Kelly Sardo our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), concluded that our disclosure controls and procedures were not effective as of such date.

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

These changes, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, were identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2017.

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

Certain of the Company’s former employees have filed claims against the Company for payment of unpaid wages totaling $50,000, which remain outstanding. In addition, the Company has agreed to settlements on other employee claims totaling $237,343, which also remain outstanding.

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

CÜR MEDIA, INC.

Dated: April 17, 2018	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President and Chief Executive Officer, (Principal Executive Officer)

Dated: April 17, 2018	By:	/s/ Kelly Sardo
	Name:	Kelly Sardo
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_____

* Filed herewith

