Form 10-K
period 2017-12-31
CUR MEDIA, INC.
filed 2018-05-07
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-55346

CÜR MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0375741
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

136 New London Turnpike Glastonbury, Connecticut	06033
(Address of principal executive offices)	(Zip Code)

(860) 633-5565
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

As of June 30, 2017, there were 2,526,663 shares of the registrant's common stock, par value $0.0001 per share (“Common Stock”), issued and outstanding. Of these, approximately 1,731,000 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on June 30, 2017 was approximately $2,527,260, based on the closing sale price of $1.46 per share for the registrant's Common Stock as quoted on the OTC Markets OTC PINK marketplace.

As of April 30, 2018, there were 2,526,663 shares of the registrant’s Common Stock outstanding, 20,174 of which had not yet been issued.

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

PART I

ITEM 1. BUSINESS

History

We were incorporated in the State of Delaware as Duane Street Corp. on November 17, 2011. Our original business, prior to the Contribution (as defined below), was discontinued.

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

As a result of the Contribution, CÜR Media, LLC became our wholly owned subsidiary, and we adopted the business of CÜR Media, LLC, which was to develop and commercialize a streaming music application for listening on mobile devices and the web (the “Music Streaming Business”), as our sole line of business.

On January 31, 2014, we changed our name to CÜR Media, Inc., a name that more accurately represents our new business focus. In connection with the name change, we changed our OTC trading symbol to "CURM."

In addition, on January 31, 2014, we increased our number of authorized shares to 310,000,000 shares, consisting of (i) 300,000,000 shares of common stock par value $0.0001 per share (“Common Stock”), and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

Further, on January 31, 2014, our board of directors (“Board of Directors) authorized a 1.26953123-for-1 forward split of our Common Stock, in the form of a dividend, pursuant to which each holder of our Common Stock as of the record date received 1.19260815 additional shares of Common Stock for each one share owned.

In early 2016, the Company entered into agreements ("Music Label Agreements") with three music labels ("Music Labels"), pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with the Company’s CÜR-branded Internet music service, CÜR Music (“CÜR Music”), the music streaming product we are developing, within the United States and its territories, commonwealths, and possessions. However, we defaulted on the Music Label Agreements as a result of our failure to pay advances due to the Music Labels pursuant to such agreements, and two of the Music Label Agreements were subsequently terminated.

On February 16, 2016, we effected a 1-for-13 Reverse Stock Split of our outstanding shares of Common Stock. Share and per share numbers in this report relating to our Common Stock have been retrospectively adjusted to give effect to this Reverse Stock Split, unless otherwise stated.

As of August 2016, we terminated all of our employees and ceased significant operations, other than capital raising activities intended to continue our Music Streaming Business. These capital-raising activities were led by our Founder and then-sole director, Thomas Brophy.

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

In accordance with SEC rules, on August 25, 2017, we made a written submission to the SEC in response to the Wells Notice, in which, among other things, we conveyed the Company’s present intention to file the delinquent reports and become current with our SEC filing requirements and, as such, set forth the reasons why the proposed enforcement action should not be filed. While no assurances can be made, we believe that, as a result of making these filings, the SEC will have no further reason to institute the proposed administrative proceedings, or, if instituted, to continue such proceedings. However, there can be no assurance that the SEC will not bring an enforcement action against the Company, which could result in a trading suspension of our Common Stock and the de-registration of the Company’s securities under the Exchange Act. With this filing, we have filed all delinquent reports and are up to date with our SEC filing requirements.

On September 11, 2017, we entered into a term sheet (the “Term Sheet”) with CUR Holdings, Inc., a Delaware corporation (“Holdings”) pursuant to which the Company and Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed administrative proceedings, or, if instituted, will discontinue such proceedings (“SEC Clearance”), Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the boards of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed administrative proceedings against the Company, and such proceedings result in the revocation of the registration of our Common Stock under the Exchange Act (“SEC Revocation”), the Company and Holdings will, subject to any required shareholder approval, enter into an asset purchase and sale transaction, pursuant to which Holdings will acquire all of the intellectual property and other assets and liabilities constituting our Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet, as disclosed below.

In anticipation of the Combination Transaction (defined above), on November 16, 2017, Holdings consummated an initial closing (the “Initial Closing”) of its private placement offering (the “Preferred Stock Unit Offering”), to certain “accredited investors” (each, a “Unit Purchaser” and, collectively, the “Unit Purchasers”), intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D and/or Regulation S promulgated thereunder, of a minimum of $6,000,000 (the “Minimum Amount”) of units of securities of Holdings (each, a “Preferred Stock Unit” and, collectively, the “Preferred Stock Units”), at a purchase price of $5.15 per Preferred Stock Unit, with each Preferred Stock Unit consisting of (a) one (1) share of Series A convertible preferred stock of Holdings (each, a “Unit Share” and collectively, the “Unit Shares”), and (b) a 5-year warrant (each, a “Unit Warrant” and collectively, the “Unit Warrants”) to purchase 6.5087 shares of common stock of Holdings, at an exercise price of $1.00 per each full share.

In connection with the Initial Closing of the Preferred Stock Unit Offering, Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for gross proceeds of $6,154,362 from the Preferred Stock Unit Offering.

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

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. Management feels it can enter into structured settlements with vendors and streaming services. While there is a process for requesting and approving drawdowns, it is not formally documented, approval is on a case by case basis and the terms and associated interest on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

In addition, simultaneously with the Initial Closing of the Preferred Stock Unit Offering, the holders (the “Secured Noteholders”) of all of the Company’s existing 12% senior secured convertible promissory notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203 (each, a “Secured Note” and, collectively, the “Secured Notes”), assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00. Upon completion of the transaction, CÜR Media is now required to pay Holdings.

The Secured Note Assignment Transaction did not alter the obligation of the Company under the original Secured Notes.

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

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, Holdings renegotiated the content licensing agreements (“New Music Label Agreements”). Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, Holdings paid advances due to the Music Labels under the New Music Label Agreements.

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

As mentioned above, if there is an SEC Revocation of the Company’s Common Stock under the Exchange Act (or, at the discretion of the boards of directors of the Company and Holdings, as described above), the Company and Holdings will consummate the Asset Transfer. The Company and Holdings anticipate that, if the Asset Transfer is consummated:

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

The Company and Holdings have two common members on their boards of directors. However, they are two separate and distinct entities with two completely different sets of officers running their day-to-day affairs, separate corporate offices where their books and records are separately kept, and very different shareholder bases. Further, while Holdings has agreed to extend a line of credit to the Company for up to the full amount of the aggregate net proceeds from the Holdings Offerings, drawdowns against the line of credit must be requested by the Company and approved by Holdings. Requests may be approved or rejected by Holdings on a case-by-case basis.

Following the closing of the Holdings Offerings, we appointed Thomas Brophy as President and Chief Executive Officer, John Egazarian as Head of Product, Chief Operating Officer, Michael Betts as Chief Technology Officer, and Kelly Sardo as Chief Financial Officer and Treasurer, and have hired five other full-time employees. We have restarted our business operations and expect to launch CÜR Music in the second or third quarter of 2018.

Our Business

CÜR Music, our CÜR-branded Internet music service, to be comprised of three progressively priced and increasingly functional tiers, will provide a paid subscription internet radio service offering listeners streaming music on the web and mobile devices. CÜR Music began as Raditaz, a free internet radio product, which was launched in 2012, and had iPhone and Android applications in addition to a website at www.raditaz.com. We took the Raditaz iPhone and Android applications, and our website, offline to focus our resources on the development of CÜR Music. As of the date of this Annual Report, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. We expect to launch CÜR Music in the second or third quarter of 2018.

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

In early 2016, the Company had entered into Music Label Agreements with certain Music Labels, pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions.

The Company was not able to make the initial payments required under the agreements when due on January 31, 2016. As a result, our Music Label Agreements with Sony Music Entertainment (“SME”) and UMG Recordings, Inc. (“UMG”) were terminated as a result of our failure to pay SME and UMG the advances due pursuant to such agreements, respectively. The Company also defaulted on its Music Label Agreement with Warner Music, Inc. (“WMG”) as a result of its failure to pay WMG the advance due pursuant to such agreement. WMG did not initiate termination of their agreement.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, Holdings renegotiated the content licensing agreements (“New Music Label Agreements”). Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, Holdings paid the Label Advances to the Music Labels pursuant to the New Music Label Agreements. We joined one of the New Music Label Agreements with one of the Music Labels, while the other New Music Label Agreements provide Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements enable Holdings and/or the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with our Internet music service, CÜR Music. The Company and Holdings are required to pay certain minimum content fees over the term of the Content Agreements with Content Providers as follows: $15.1 million in the first year of the agreements, $24.5 million in the second year of the agreements, and $18.4 million in the third year of the agreements. The New Music Label Agreements released the Company of prior obligations under the original Music Label Agreements. At the current time, the Company does not have a contract with Holdings which requires payment for sublicenses and access to the sound recordings and related materials.

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

Not including non-cash expenses, we have spent approximately $22.9 million on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, in the time period since the Contribution in January 2014 and through the date of this filing. Of the total $22.9 million, approximately $16.3 million is related to research and development and approximately $6.6 million is related to general and administrative costs. In addition to the aforementioned costs, we expect to pay approximately $3 million dollars as prepayments in connection with the agreements that we have with the major music labels, independent labels and publishers.

Source and Content

On July 1, 2014 the Company entered into a data license and service agreement (the “Data License and Services Agreement”) with Rovi Data Solutions, Inc. and Veveo, Inc. (collectively, “Rovi”), acquiring the limited, non-exclusive, non- transferable right to use, display, communicate, reproduce and transmit data owned or controlled by Rovi. On September 8 and September 18, 2014, a first amendment and second amendment to the Data License and Service Agreement, respectively, were executed which expanded the original license to include custom development of search and voice capabilities. The Data License and Service Agreement remained in effect through and including March 14, 2017. The Company has the option to extend the term of this agreement for additional one-year periods. During the term of the Data License Agreement and as consideration for the grant of rights and license of Rovi’s data, the Company agreed to pay Rovi a monthly minimum charge during the development period, which is the period where data will be used for internal, non-public, non-commercial uses. The Company agreed to pay a minimum per month during the first initial term, subsequent to launch date until March 14, 2016. For each subsequent term, consideration paid was dependent on the number of subscribers to CUR Music. As of September 27, 2016, the Company’s Data License and Services Agreement with Rovi terminated as a result of the Company’s failure to pay Rovi past due balances for the services provided under the Agreement. As of December 31, 2017, the Company has not made any payments to Rovi however has accrued for balances due. The Company has not received a notice of default from Rovi.

With the Holdings Offerings complete, Holdings contracted with Gracenote, Inc. (“Gracenote”) for the services previously provided by Rovi to the Company.

We also entered into an agreement (the "MediaNet Service Agreement") with MusicNet, Inc. d/b/a MediaNet Digital, Inc. ("MediaNet") on November 10, 2014, from which we were to source our music. Pursuant to the agreement, MediaNet was to provide the Company a catalog of sound recordings and metadata that would enable and provide for the delivery of sound recordings to end users of the Company's CÜR Music application. The MediaNet Service Agreement was to remain in effect for a period of three years following the effective date of November 7, 2014. The MediaNet Service Agreement was to automatically renew for successive one-year terms unless terminated by MediaNet or the Company. Pursuant to the MediaNet Service Agreement, the Company was to pay a set-up fee to MediaNet prior to launch. In addition, the Company agreed to pay MediaNet a monthly technology licensing fee during the initial term, a monthly usage fee, and will pay for any additional professional services and technical assistance or customization. The Company is in default under the MediaNet Service Agreement with MediaNet as a result of the Company’s failure to pay MediaNet past due balances for the services they provided under the MediaNet Service Agreement. The unpaid monthly fees have been accrued by the Company. To date, the Company has not received a notice of default from MediaNet. The Company intends to cure the default and/or enter into a new contract with MediaNet now that it is adequately funded.

We entered into an agreement (“Master Subscription Agreement”) with Zuora, Inc. ("Zuora") on July 31, 2014. Pursuant to the Master Subscription Agreement with Zuora, we planned to use Zuora's technology platform to administer the subscription process related to credit card billing and collection. In accordance with the Master Subscription Agreement, Zuora was to provide the Company a non-exclusive, non-transferable worldwide limited license to use Zuora's online integrated subscription management, billing, and data analysis services. The initial order form covered the implementation and development period ending October 31, 2014. In addition, the Company agreed to an initial 36-month service term, subsequent to implementation through October 31, 2017. On October 12, 2016, the Company received a notice of default from Zuora, confirming that the Company was in default under its Master Subscription Agreement with Zuora as a result of its failure to pay Zuora past due balances for the services they provided under the Master Subscription Agreement. On July 31, 2017, the Company and Zuora signed a new order form (“New Order Form”) under the Master Subscription Agreement, providing for the full settlement and release of the parties from all obligations under the old order form, dated July 31, 2014, in consideration for entering into the New Order Form. Upon execution of the New Order Form, the Company paid Zuora $125,000 and accrued $25,000 as of December 31, 2017 for the first year of the three-year agreement for Zuora to provide subscription services to the Company.

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

The Company was not able to make initial payments when due under the Music Label Agreements. As a result, our Music Label Agreements with SME and UMG were terminated as a result of our failure to pay SME and UMG the advances due pursuant to such agreements, respectively. The Company also defaulted on its Music Label Agreement with WMG as a result of its failure to pay WMG the advance due pursuant to such agreement. WMG did not initiate termination of their agreement.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, Holdings entered directly into the New Music Label Agreements with the Music Labels. Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, Holdings paid the Label Advances to the Music Labels in the aggregate amount of $2,500,000. The Company joined one of the New Music Label Agreements, while the other New Music Label Agreements provide CÜR Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements enable Holdings and/or the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with our Internet music service, CÜR Music. The New Music Agreements released the Company of prior obligations under the original Music Label Agreements. At the current time, the Company does not have a contract with Holdings which requires payment for sublicenses and access to the sound recordings and related materials.

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

The Company and Holdings are required to pay certain minimum content fees over the term of the Content Agreements with Content Providers as follows: $15.1 million in the first year of the agreements, $24.5 million in the second year of the agreements, and $18.4 million in the third year of the agreements. Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, Holdings paid the Label Advances to the Music Labels in the aggregate amount of $2,500,000. We expect to bring CÜR Music to market in the second or third quarter of 2018 and begin to generate subscription revenue. However, we need to raise a substantial amount of capital to fully implement our business plan, market CÜR Music, for additional content license costs, and for general working capital.

Marketing

We plan to bring a transformative music service to market by focusing intently on Millennials and creating a brand that is more personal and accessible than any other music service in the marketplace. Our marketing plan includes paid media, distribution arrangements, social media and event marketing.

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

Our competitors include:

•	Other Radio Providers. We expect to compete for listeners with broadcast radio providers, including terrestrial radio providers such as iHeart Radio (formerly Clear Channel) and CBS and satellite radio providers such as Sirius XM among others. Many broadcast radio companies own large numbers of radio stations or other media properties. Many terrestrial radio stations have begun broadcasting digital signals, which provide high quality audio transmission. In addition, unlike participants in the emerging internet radio market, terrestrial and satellite radio providers, as aggregate entities of their subsidiary providers, generally enjoy larger established audiences and longer operating histories. Broadcast and satellite radio companies enjoy a significant cost advantage because we believe they pay a much lower percentage of revenue for transmissions of sound recordings.

•	Internet Radio Providers. We also will compete directly with emerging non-interactive online radio providers such as Pandora, Spotify, Apple’s Apple Music, iHeart Radio, Slacker Personal Radio and CBS's Last.fm. We could face additional competition if known incumbents in the digital media space choose to enter the internet radio market.

•	Other Audio Entertainment Providers. We will face competition from providers of interactive on-demand audio content and pre-recorded entertainment, such as Spotify, Apple's Apple Music and iTunes Music Store, Napster, Google Play, Tidal and Amazon, among others that allow listeners to select the audio content that they stream or purchase. This interactive on-demand content is accessible in automobiles and homes, using portable players, mobile phones and other wireless devices. The audio entertainment marketplace continues to rapidly evolve, providing our listeners with a growing number of alternatives and new media platforms.

•	Other Forms of Media. We will compete for the time and attention of our listeners with providers of other forms of in-home and mobile entertainment. To the extent existing or potential listeners choose to watch cable television, stream video from on-demand services such as Netflix, Hulu, VEVO or YouTube, or play interactive video games on their home-entertainment system, computer or mobile phone, rather than listen to the CÜR Music service, these content services pose a competitive threat.

We believe our competitive advantages will include:

•	Our product will not contain interruptive advertising. This feature will be attractive for all music listeners that do not want their music constantly interrupted with audio "ads."

•	Our product enables users to share songs and integrate their music with photos and personal video.

•	Our product is a hybrid music streaming service that offers internet radio style listening capability with an on-demand component that includes an 8-song musical selfie - the CÜR8.

•	Our product features a unique, user interface and experience with our "buttonless player".

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

Research and development expenses were approximately $6.6 million since inception through the year ended December 31, 2017, comprised primarily of employee wages and professional services associated with the CÜR Music application development of the user interface, user experience, back-end technology on all platforms, iOS, Android and Web. Research and Development also include the costs of content while in development and Beta.

Employees

On August 16, 2016, we had laid off all of our employees and ceased significant operations, other than capital raising activities intended to continue our Music Streaming Business. We hired an Investor Relations Analyst on January 8, 2017, but terminated his employment as of August 17, 2017. We recently appointed Thomas Brophy as President and Chief Executive Officer, John Egazarian as Head of Product, Chief Operating Officer, Michael Betts as Chief Technology Officer, and Kelly Sardo as Chief Financial Officer, Secretary and Treasurer, and have hired nine other full-time employees. As a result, as of the date hereof, we have thirteen full-time regular employees. None of our employees were or are covered by collective bargaining agreements. Generally, we considered our relations with our employees to be good. However, the Company has not yet paid its employees for work rendered during the first three quarters of 2016. Other than the 2016 accrued payroll, no other periods have been unpaid and accrued. It is the Company's intention to pay the accrued payroll as soon as practicable. Certain of the Company’s former employees have filed claims against the Company for payment of unpaid wages totaling $50,000 which remain outstanding. In addition, the Company has agreed to settlements on employee claims totaling $237,343 which also remain outstanding. The Company expects to pay these claims and settlements as soon as practicable.

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

Given our limited operating history, management has little basis on which to forecast future demand for our products. The current and future expense levels of the Company following the Contribution are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the business of the Company is new, and its market has not been developed. We do not expect meaningful revenues until late 2018 or early 2019. If the forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected.

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

On November 16, 2017, Holdings consummated the Holdings Offerings. The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be extended in a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the Holdings Offerings.

If we are unable to finalize terms for the Post-Closing Line of Credit Note with Holdings, or are otherwise unable to raise additional financing, we will not have sufficient funds to complete the development of CÜR Music, make payments as they come due to music labels and publishers and to begin to execute our marketing plan. We may need to raise additional funds in order to fully implement our business plan, support our growth, develop new or enhanced services and products, respond to competitive pressures, acquire or invest in complementary or competitive businesses or technologies, or take advantage of unanticipated opportunities. We cannot be sure that this additional financing, will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms, or at all, we may be unable to develop or enhance our products and services, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations. However, if adequate funds are not available to us when we need them, and we are unable to commercialize our products giving us access to additional cash resources, we will be required to curtail or cease our operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on the Company's financial statements at December 31, 2017 and 2016, appearing elsewhere herein, that included an explanatory paragraph referring to our recurring net losses and accumulated deficit, and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The market for streaming music on the internet and on mobile devices has undergone rapid and dramatic changes in its relatively short history and is subject to significant challenges. As a result, the future revenue and income potential of our business is uncertain. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and rapidly evolving market, which risks and difficulties include, among others:

•	Our relatively new, evolving and unproven business model.

•	Our ability to build our listener base and our paid subscriber base.

•	Our ability to effectively convert users from free trial to our paid subscription service.

•	Our ability to negotiate, finalize and maintain economically feasible agreements with the major and independent music labels, publishers and performance rights organizations.

•	Our ability to attract advertisers and prove to advertisers that our advertising platform is effective enough to justify a pricing structure that is profitable to us.

•	Our ability to develop and maintain relationships with makers of mobile devices, consumer electronics products and automobiles.

•	Our ability to develop and maintain relationships with Apple's iTunes Store (App Store), Google's Google Play Store, and other distribution platforms.

•	Our operation under an evolving music industry licensing structure that may change or cease to exist, which in turn may result in significant increase in operating expenses.

Failure to successfully address these risks and difficulties, and other challenges associated with operating in a new and emerging market, could significantly harm our business, financial condition, results of operations, liquidity and prospects.

The Company has been dormant since mid-2016 and is planning to re-start operations.

We were forced to lay off our employees in August of 2016 due to our inability to raise the necessary funds to launch the CÜR Music. Since then our only significant activities were related to capital raising activities intended to continue our Music Streaming Business. These capital-raising activities were led by our Founder and then-sole director, Thomas Brophy. Now that the Holdings Offerings have been consummated, we intend to re-hire as many former employees as possible and to re-integrate with various vendors including Amazon Web Services, Zuora, MediaNet, among others. If we are unable to hire the necessary employees and/or are unable to integrate with certain of our vendors, our ability to complete the development of CÜR Music, launch CÜR Music and operate the business will be adversely impacted.

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

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to be profitable, or to generate positive cash flow on a sustained basis. In addition, our revenue growth rate may decline.

Since our inception in January 2014, we have incurred significant operating losses and as of December 31, 2017, had an accumulated deficit of $(23.4) million. For the years ended December 31, 2017 and 2016, our operating losses were $(2.3) million and $(6.4) million, respectively. We cannot assure you that we will generate sufficient revenue from the sale of our subscription service and our other revenue sources to offset the cost of our content and royalty expenses. If we cannot successfully earn revenue at a rate that exceeds the operational costs, including royalty expenses, associated with our service, we will not be able to achieve or sustain profitability or generate positive cash flow on a sustained basis.

We also expect our costs to increase in future periods, which could negatively affect our future operating results and ability to achieve profitability. We expect to continue to expend substantial financial and other resources on:

•	securing top quality audio and video content from leading music labels, distributors, aggregators, as well as the publishing right to the underlying musical compositions;

•	creating new forms of original content;

•	our technology infrastructure, including website architecture, development tools, scalability, availability, performance, security, and disaster recovery measures;

•	research and development, including investments in our research and development team and the development of new features;

•	sales and marketing;

•	international expansion in an effort to increase our member base, engagement, and sales; and

•	general administration, including legal and accounting expenses, related to being a public company.

These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business, our business, operating results, and financial condition would be harmed.

We are a party to many license agreements which are complex and impose numerous obligations upon us which may make it difficult to operate our business, and a breach of such agreements could adversely affect our business, operating results, and financial condition.

Many of our license agreements are complex and impose numerous obligations on us, including obligations to, among other things:

•	meet certain user and conversion targets in order to secure certain licenses and royalty rates;

•	calculate and make payments based on complex royalty structures, which requires tracking usage of content on our Service that may have inaccurate or incomplete metadata necessary for such calculation;

•	provide periodic reports on the exploitation of the content in specified formats;

•	represent that we will obtain all necessary publishing licenses and consents and pay all associated fees, royalties, and other amounts due for the licensing of musical compositions;

•	comply with certain marketing and advertising restrictions; and

•	comply with certain security and technical specifications.

Many of our license agreements grant the licensor the right to audit our compliance with the terms and conditions of such agreements. Some of our license agreements also include so-called “most favored nations” provisions which require that certain terms (including potentially the material terms) of such agreements are no less favorable than those provided to any similarly situated licensor. If triggered, these most favored nations provisions could cause our payments or other obligations under those agreements to escalate substantially. Additionally, some of our license agreements require consent to undertake certain business initiatives and without such consent, our ability to undertake new business initiatives may be limited. This could hurt our competitive position.

If we materially breach any of these obligations or any other obligations set forth in any of our license agreements, or if we use content in ways that are found to exceed the scope of such agreements, we could be subject to monetary penalties and our rights under such license agreements could be terminated, either of which could have a material adverse effect on our business, operating results, and financial condition. We have entered into settlement agreements requiring us to make substantial payments in the past, and may do so in the future, as a result of claims that we are in breach of certain provisions in, or have exceeded the scope of, our license agreements.

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

At the time we received the Wells Notice, the Company had not filed its quarterly reports on Form 10-Q with the SEC for the quarters ended June 30, 2016, September 30, 2016, March 31, 2017 and June 30, 2017. The Company also had not filed its Annual Report on Form 10-K for the year ended December 31, 2016. As of this filing, the Company has filed all delinquent reports for fiscal years ended December 31, 2016 and 2017.

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

We believe that our future success is highly dependent on the continued services of our key officers, employees, and member of our Board of Directors, as well as our ability to attract and retain highly skilled and experienced technical personnel. During 2016, we were unable to raise the capital necessary to enable us to continue to operate our business and were forced to cease significant operations, other than capital raising activities meant to continue our Music Streaming Business. On August 16, 2016, we terminated Kelly Sardo as our Chief Financial Officer and Treasurer. In addition, on August 16, 2016, we terminated William Campbell as our Chief Strategy Officer, John Egazarian as our Chief Operating Officer, and Michael Betts as our Chief Technology Officer. We believe our future success is highly dependent on our ability to re-hire these key officers and employees and, at this time, we have already rehired John Egazarian, Michael Betts and Kelly Sardo. If we are not able to reach agreement to employ certain other key officers and employees, our operations could be adversely affected.

In addition, the departure of Thomas Brophy, our President and Chief Executive Officer, or any major change in our Board of Directors or management, such as the departure of our Directors, William West Duker or Edward Swyer could adversely affect our operations.

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

If our efforts to attract prospective users and to retain existing users are not successful, our growth prospects and revenue will be adversely affected.

We plan to provide new users of CÜR Music with a free trial upon registration. Our ability to grow our business and generate revenue depends on obtaining, retaining and expanding our total user base. If we are not able to convert users of our free trial to become paying subscribers, our growth prospects and ability to generate revenues will be negatively impacted. Our ability to attract new users, retain existing users, and convert free trial users to subscribers depends in large part on our ability to continue to offer leading technologies and products, compelling content, superior functionality, and an engaging User experience. Some of our competitors, including Apple, Amazon, and Google, have developed, and are continuing to develop, devices for which their music streaming service is preloaded, which puts us at a significant competitive disadvantage. As consumer tastes and preferences change on the internet and with mobile devices and other internet-connected products, we will need to enhance and improve our existing service, introduce new services and features, and maintain our competitive position with additional technological advances and an adaptable platform. If we fail to keep pace with technological advances or fail to offer compelling product offerings and state-of-the-art delivery platforms to meet consumer demands, our ability to grow or sustain the reach of our service, attract and retain users, and increase our subscribers may be adversely affected.

In order to increase our free trial and paid subscribers we will need to address a number of challenges, including:

•	providing users with a consistently high-quality and user-friendly experience;

•	continuing to curate a catalog of content that consumers want to engage with on our service;

•	continuing to innovate and keep pace with changes in technology and our competitors; and

•	maintaining and building our relationships with the makers of consumer products such as mobile devices.

We may not be able to successfully overcome each challenge, which could have a material adverse effect on our business, operating results, and financial condition.

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

Our Service and software are highly technical and may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.

Our Service and software are highly technical and complex. Our service, CÜR Music, or any other products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of rapidly updating our products and some errors in our products may be discovered only after a product has been used by users, and may, in some cases, be detected only under certain circumstances or after extended use. Any errors, bugs, or other vulnerabilities discovered in our code or backend after release could damage our reputation, drive away users, allow third parties to manipulate or exploit our software, lower revenue, and expose us to claims for damages, any of which could seriously harm our business.

We also could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business. In addition, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be seriously harmed.

If we fail to accurately predict and play music that our listeners enjoy, we may fail to retain existing and attract new subscribers, both online and offline.

Our personalized playlist generating system is being developed through a partnership with a digital entertainment service provider, Gracenote, and is being designed to enable us to predict listener music preferences and select music content tailored to our listeners' music tastes. While this third-party provider has invested significant resources in refining these technologies, we cannot assure you that such investments will continue in the future or yield an attractive return or that such refinements will be effective. The effectiveness of personalized playlist generating system depends in part on our ability to gather and effectively analyze large amounts of listener data and listener feedback, and we have no assurance that we will be successful in enticing listeners to provide feedback sufficient for our database to effectively predict and select new and existing songs. In addition, our ability to offer listeners songs that they have not previously heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional songs that will appeal to our listeners' diverse and changing tastes. Our ability to predict and select music content that our listeners enjoy is critical to the perceived value of our service among listeners and failure to make accurate predictions would adversely affect our ability to attract and retain listeners, convert free listeners to paid subscribers, increase listener hours and sell advertising.

Various regulations as well as self-regulation related to privacy and data security concerns pose the threat of lawsuits and other liability, require us to expend significant resources, and may harm our business, operating results, and financial condition.

We intend to collect and utilize personal and other information from and about our users as they interact with our service. Various laws and regulations govern the collection, use, retention, sharing, and security of the data we receive from and about our users. Privacy groups and government bodies have increasingly scrutinized the ways in which companies link personal identities and data associated with particular users or devices with data collected through the internet, and we expect such scrutiny to continue to increase. Alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources in responding to and defending such allegations and claims. Claims or allegations that we have violated laws and regulations relating to privacy and data security could in the future result in negative publicity and a loss of confidence in us by our users and our partners. Such claims or allegations also may subject us to fines, including by data protection authorities and credit card companies, and could result in the loss of our ability to accept credit and debit card payments.

Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. In recent years, U.S. lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons, and similar technology for online behavioral advertising.

We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations that require compliance with their rules pertaining to privacy and data security. We also may be bound by contractual obligations that limit our ability to collect, use, disclose, share, and leverage user data and to derive economic value from it. New laws, amendments to, or reinterpretations of existing laws, rules of self-regulatory bodies, industry standards, and contractual obligations, as well as changes in our users’ expectations and demands regarding privacy and data security, may limit our ability to collect, use, and disclose, and to leverage and derive economic value from user data. Restrictions on our ability to collect, access and harness user data, or to use or disclose User data or any profiles that we develop using such data, may require us to expend significant resources to adapt to these changes, and would in turn limit our ability to stream personalized music content to our users and offer targeted advertising opportunities to our users.

In addition, any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations, industry standards, or any security incident that results in the unauthorized release or transfer of personal data may result in governmental enforcement actions and investigations, including fines and penalties, enforcement orders requiring us to cease processing or operate in a certain way, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with (for example, cloud-based vendors) violate applicable laws or contractual obligations or suffer a security breach, such violations also may put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.

We may incur expenses to comply with privacy and security standards and protocols imposed by law, regulation, self-regulatory bodies, industry standards, and contractual obligations. Increased regulation of data capture, analysis, and utilization and distribution practices, including self-regulation and industry standards, could increase our cost of operation, limit our ability to grow our operations, or otherwise adversely affect our business, operating results, and financial condition.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure or appearance of failure to comply with such laws, could diminish the value of our Service and cause us to lose users and revenue.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission, and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission and the Department of Commerce, may continue to review the need for greater regulation over the collection of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. Various government and consumer agencies also have called for new regulation and changes in industry practices. Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, services, features, or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the personal data that our users share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations, or industry practices regarding the use of our users’ personal data, for example regarding the manner in which disclosures are made and how the express or implied consent of users for the use of personal data is obtained. Such changes may require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our users voluntarily share with us. In addition, some of our developers or other partners, such as those that help us measure the effectiveness of marketing and/or ads, may receive or store information provided by us or by our users through mobile or web applications integrated with our service. We may provide limited information to such third parties based on the scope of services provided to us. However, if these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our Users’ data may be improperly accessed, used, or disclosed.

We are subject to a number of risks related to credit card and debit card payments that we plan to accept, and we may not be able to enter into economically favorable credit and debit card processing arrangements.

Our subscription business, which we project will make up more than 80-90% of our total revenue, will be completely dependent on our ability and third-party processors' abilities to process monthly subscription payments through credit and debit card processing methods. Any disruption in this service could adversely affect our business.

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

Minimum guarantees required under certain of our license agreements for sound recordings and underlying musical compositions may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.

Certain of our license agreements for sound recordings and musical compositions (both for mechanical rights and public performance rights) contain minimum guarantees and/or require that we make minimum guarantee payments. Such minimum guarantees related to our content acquisition costs are not always tied to our number of users, active users, paid subscribers, or the number of sound recordings and musical compositions used on our service. Accordingly, our ability to achieve and sustain profitability and operating leverage on our service in part depends on our ability to increase our revenue through increased sales of subscription services on terms that maintain an adequate gross margin. The duration of our license agreements that contain minimum guarantees is typically between one and three years, but our subscribers may cancel their subscriptions at any time. If our forecasts of subscriber acquisition do not meet our expectations or the number of our subscribers, our margins may be materially and adversely affected. To the extent our service revenue growth does not meet our expectations, our business, operating results, and financial condition also could be adversely affected as a result of such minimum guarantees. In addition, the fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

We rely on estimates of the market share of licensable content controlled by each content provider, as well as our own user growth and forecasted advertising revenue, to forecast whether such minimum guarantees could be recouped against our actual content acquisition costs incurred over the duration of the license agreement. To the extent that these revenue and/or market share estimates underperform relative to our expectations, leading to content acquisition costs that do not exceed such minimum guarantees, our margins may be materially and adversely affected.

Difficulties in obtaining accurate and comprehensive information necessary to identify the compositions embodied in sound recordings on our service and the ownership thereof may impact our ability to perform our obligations under our licenses, affect the size of our catalog, impact our ability to control content acquisition costs, and lead to potential copyright infringement claims.

Comprehensive and accurate ownership information for the musical compositions embodied in sound recordings is often unavailable to us or difficult or, in some cases, impossible for us to obtain, sometimes because it is withheld by the owners or administrators of such rights. We currently rely on the assistance of third parties to determine this information. If the information provided to us or obtained by such third parties does not comprehensively or accurately identify the ownership of musical compositions, or if we are unable to determine which musical compositions correspond to specific sound recordings, it may be difficult or impossible to identify the appropriate rights holders to whom to pay royalties. This may make it difficult to comply with the obligations of any agreements with those rights holders.

In the United States, we also rely on the assistance of third parties to issue notices of intent (“NOIs”) to obtain a compulsory license under Section 115 of the Copyright Act to those copyright owners with whom we do not have a direct license agreement or, in the case of unknown copyright owners, to the United States Copyright Office. The lack of comprehensive and accurate ownership information or the inability to determine which musical compositions correspond to specific sound recordings can cause difficulties in issuing NOIs to the correct parties (including the United States Copyright Office) or serving NOIs in a timely manner and can otherwise cause difficulties in obtaining licenses. This could lead to a reduction of sound recordings available to be streamed on our Service, adversely impacting our ability to retain and expand our User base, and could make it difficult to ensure that we are fully licensed.

These challenges, and others concerning the licensing of musical compositions embodied in sound recordings on our service, may subject us to significant liability for copyright infringement, breach of contract, or other claims.

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

Many of our subscribers may purchase our service through on-line third-party stores.

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

We are at risk of attempts at unauthorized access to our service, and failure to effectively prevent and remediate such attempts could have an adverse impact on our business, operating results, and financial condition. Unauthorized access to our service may cause us to misstate key performance indicators, which once discovered, corrected, and disclosed, could undermine investor confidence in the integrity of our key performance indicators and could cause our stock price to drop significantly.

We may be impacted by attempts by third parties to manipulate and exploit our software for the purpose of gaining unauthorized access to our service. If we have fail to successfully detect and address such issues or if in the future we fail to successfully detect and address such issues, it may have artificial effects on our key performance indicators, such as Content Hours, Content Hours per MAU, and MAUs, which underlie, among other things, our contractual obligations with rights holders and advertisers, as well as harm our relationship with rights holders. This may impact our results of operations and could expose us to claims for damages including, but not limited to, from rights holders, any of which could seriously harm our business. It should be noted that since unauthorized access to our service happen through exploitation of software vulnerabilities, once a new method of doing so is developed by third parties, the level of unauthorized access (and attendant negative financial impact described above, if at all) may increase over time as third parties share the method until we find a way to prevent the unauthorized access, assuming we are able to do so at all. Moreover, once we detect and correct such unauthorized access and any key performance indicators it affects, investor confidence in the integrity of our key performance indicators could be undermined. These could have a material adverse impact on our business, operating results, and financial condition.

Failure to protect our intellectual property could substantially harm our business, operating results, and financial condition.

The success of our business depends on our ability to protect and enforce our patents, trade secrets, trademarks, copyrights, and all of our other intellectual property rights, including our intellectual property rights underlying our service. We attempt to protect our intellectual property under patent, trade secret, trademark, and copyright law through a combination of employee, third-party assignment and nondisclosure agreements, other contractual restrictions, technological measures, and other methods. These afford only limited protection and we are still early in the process of securing our intellectual property rights. Despite our efforts to protect our intellectual property rights and trade secrets, unauthorized parties may attempt to copy aspects of our song recommendation technology, or other technology, or obtain and use our trade secrets and other confidential information. Moreover, policing our intellectual property rights is difficult and time consuming. We cannot assure you that we would have adequate resources to protect and police our intellectual property rights, and we cannot assure you that the steps we take to do so will always be effective.

We have filed, and may in the future file, patent applications on certain of our innovations. It is possible, however, that these innovations may not be patentable. In addition, given the cost, effort, risks, and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for some innovations. Furthermore, our patent applications may not issue as granted patents, the scope of the protection gained may be insufficient or an issued patent may be deemed invalid or unenforceable. We also cannot guarantee that any of our present or future patents or other intellectual property rights will not lapse or be invalidated, circumvented, challenged, or abandoned. Neither can we guarantee that our intellectual property rights will provide competitive advantages to us. Our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes could be limited by our relationships with third parties, and any of our pending or future patent applications may not have the scope of coverage originally sought. We cannot guarantee that our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak. We could lose both the ability to assert our intellectual property rights against, or to license our technology to, others and the ability to collect royalties or other payments.

We have registered trademarks for "Raditaz," "Tunevision" and "CÜR." We currently own the www.curmusic.com internet domain name and various other related domain names. Internet regulatory bodies generally regulate domain names. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our service within that country or, in extreme cases, to elect not to offer our service in that country. Either result could harm our business, operating results, and financial condition. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

Litigation or proceedings before governmental authorities and administrative bodies may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets, and domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to protect and enforce our patents and other intellectual property.

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

We may not be able to acquire the number of users projected in our financial model.

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

We are incorporating and including third-party software into and with our applications and service offerings and expect to continue to do so. The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. In addition, we have not requested and have not performed, or had performed, a freedom to operate or right to use investigation to determine whether the platform we intend to use to provide our music streaming service infringes any third-party patents. Any impairment in our relationship with these third-party licensors could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

We license all of CÜR Music's musical works, sound recordings and related content from major and independent music labels as well as publishers and performing rights organizations ("PROs"). We secure content from these owners and approvals from some of these owners with respect to CÜR Music's features that would grant our customers enhanced access to their licensed materials, such as on-demand play, song skipping, and offline listening, among others. The Company and Holdings have entered into the New Music Label Agreements. We intend to enter into content licensing agreements with certain independent labels and content aggregators, prior to the launch of CÜR Music. We also plan to negotiate and execute other independent label and content licensing agreements subsequent to the launch of CÜR Music. When we enter into these content licensing agreements with these labels, publishers and PROs, we expect that our platform will provide end users with access to millions of sound recordings.

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

If the three major music labels (UMG, SME and/or WMG) and/or independent music labels, content aggregators, publishers or PROs rescind permission for us to utilize the services of our back-end content delivery and infrastructure services partner, MediaNet and/or our music intelligence partner, Gracenote, or choose not to license streaming music services such as CÜR or other sources, our revenue numbers could be negatively impacted, and our business could be materially adversely impacted.

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

Holdings and the Company have entered into the New Music Label Agreements for sound recordings and related content with the major Music Labels. These major Music Labels have agreed to license their content to us, and have also approved CÜR Music's features and functionality that will grant our customers enhanced access to their licensed sound recordings, such as on-demand play, song skipping, and offline listening, among others. We intend to enter into content licensing agreements with certain independent labels and content aggregators prior to the launch of CÜR Music. We plan to negotiate and execute other independent label content licensing agreements subsequent to the launch of CÜR Music. We also intend to enter into content licensing agreements with music publishers and PROs. We had previously finalized our agreement with SESAC, and had sent consent decree license requests to ASCAP and BMI. Through a combination of voluntary agreements, compulsory licenses and consent decree license requests, we expect our platform will provide end users access to approximately 5-10 million sound recordings. If we are unable to secure and maintain rights to stream and cache musical works, sound recordings and related content, or cannot secure and maintain these rights on terms that are acceptable to us, our business, or ability to attract and retain listeners, financial condition and results of operations could be adversely affected.

We have no control over the providers of our content, and our business may be adversely affected if our access to music is limited or delayed. The concentration of control of content by our major providers means that even one entity, or a small number of entities working together, may unilaterally affect our access to music and other content.

We rely on music rights holders, over whom we have no control, for the content we make available on our service. We cannot guarantee that these parties will always choose to license to us.

The music industry has a high level of concentration, which means that one or a small number of entities may, on their own, take actions that adversely affect our business.

Our business may be adversely affected if our access to music is limited or delayed because of deterioration in our relationships with one or more of these rights holders or if they choose not to license to us for any other reason. Rights holders also may attempt to take advantage of their market power to seek onerous financial terms from us, which could have a material adverse effect on our financial condition and results of operations.

Even if we are able to secure rights to sound recordings from record labels and other copyright owners, artists and/or artist groups may object and may exert public or private pressure on third parties to discontinue licensing rights to us, hold back content from us, or increase royalty rates. As a result, our ability to continue to license rights to sound recordings is subject to convincing a broad range of stakeholders of the value and quality of our Service.

To the extent that we are unable to license a large amount of content or the content of certain popular artists, our business, operating results, and financial condition could be materially harmed.

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

We plan to rely on a third-party company, Zuora, to manage our subscriber list and customer payments. If we decide to manage subscriptions and payments transactions in-house, we will assume the regulatory and financial risk for such user information and financial transactions. If we are unable to effectively manage our subscriber list and customer payments, we may incur adverse regulatory and financial risk for such user information and financial transactions. This could have a materially adverse effect on our business.

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

Risks Related to Our Corporate Structure and Ownership of Our Securities

Our operating results may fluctuate, which makes our results difficult to predict.

Our revenue and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed herein, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to retain a user base, increase subscribers, and increase users’ time spent streaming content on our service;

•	our ability to more effectively monetize mobile users of our service, particularly as the number of our users on mobile and other connected devices grow;

•	our ability to effectively manage our growth;

•	our ability to attract and retain existing advertisers and prove that our advertising products are effective enough to justify a pricing structure that is profitable for us;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	lack of accurate and timely reports and invoices from our rights holders and partners;

•	interruptions in service, whether or not we are responsible for such interruptions, and any related impact on our reputation;

•	our ability to pursue and appropriately time our entry into new geographic or content markets and, if pursued, our management of this expansion;

•	costs associated with defending any litigation, including intellectual property infringement litigation;

•	the impact of general economic conditions on our revenue and expenses; and

•	changes in regulations affecting our business.

Seasonal variations in user and marketing behavior also may cause fluctuations in our financial results. We expect to experience some effects of seasonal trends in user behavior due to increased internet usage and sales of streaming service subscriptions and devices during holiday periods.

We may be unable to raise enough capital to implement our business plan.

We have been largely dependent on capital raised through equity and debt financings to implement our business plan and support our operations. We raised aggregate gross proceeds of approximately $9,680,000 in our 2014 PPO (before deducting placement agent fees and expenses of approximately $1,529,000). Pursuant to the Offer to Amend and Exercise Warrants, we raised an aggregate of approximately $3,233,500 (before deducting placement agent fees and expenses of approximately $417,000). In addition, we sold Unsecured Notes in the aggregate principal amount of $2,113,500 (before deducting fees and expenses of approximately $45,000) in a private offering in 2015 (the “2015 Note Offering”), and Secured Notes in the aggregate principal amount of $2,515,000 (before deducting placement agent fees and expenses of approximately $282,454) in a private offering in 2016 (the “2016 Note Offering”). Gross proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (before deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be extended in a line of credit to the Company which will be reflected by the Post-Closing Line of Credit Note, for up to the full amount of the aggregate net proceeds from the Holdings Offerings. We cannot assure you that we will be able to raise the working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you may lose all of your investment.

We may require additional capital to support business growth and objectives, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing service, expand into additional markets around the world, improve our infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage, and have engaged, in equity and debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer additional significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our ordinary shares. Any debt financing we secure in the future, including pursuant to the unwind described above, also could contain restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, acquire or retain Users, and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

Our Common Stock ownership is highly concentrated. Thomas Brophy, our President and Chief Executive Officer, beneficially owns 696,513 shares, or approximately 25.4% of our total outstanding Common Stock. His interests may differ significantly from your interests. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. In addition, because our stock is so thinly traded, the sale by any of our large stockholders of a significant portion of that stockholder's holdings could cause a sharp decline in the market price of our Common Stock.

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

The costs of preparing and filing annual and quarterly reports, proxy statements, when required, and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on an audit committee that we expect to establish.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board of director members.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of the OTCQB, on which we will trade, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities difficult, time-consuming, or costly, and impact demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Being a public company combined with these the rules and regulations make it more expensive for us to obtain director and officer liability insurance. These factors also make it more difficult for us to attract and retain qualified senior management and members of our Board of Directors, particularly to serve on our audit committee and compensation committee.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our assessment of our internal control over financial reporting in a timely manner, or these internal controls may be determined to be ineffective, which may adversely affect investor confidence in our company and, as a result, the value of our ordinary shares.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

If we are unable to assert that our internal control over financial reporting are effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our shares to decline.

We have identified material weaknesses in our disclosure controls and procedures. We will need to allocate significant resources to address these material weaknesses and make our disclosure controls and procedures effective.

We have adopted disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to management, including principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2017, management concluded that our disclosure controls and procedures were not effective in light of the material weaknesses found in our internal controls over financial reporting as set forth in the “Part II, Item 9A. Controls and Procedures” of this Annual Report.

We are taking steps to address existing material weaknesses in our disclosure control and procedures. These efforts require significant time and resources. If we are unable to improve our internal financial reporting controls and procedures, our reported financial information may be inaccurate, and we will encounter difficulties in the audit or review of our financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare financial statements in accordance with generally accepted accounting principles in the United States and to comply with SEC reporting obligations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in connection with PCAOB Auditing Standard No. 5, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and concluded that our internal controls and procedures were not effective due to (a) lack of a functioning Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee, and a lack of independent directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (b) inadequate segregation of duties consistent with control objectives, including lack of personnel resources and technical accounting expertise within the accounting function; and (c) ineffective controls over period end financial disclosure and reporting processes.. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls we plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function as funds are available.

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

Our Certificate of Incorporation empowers the Board of Directors to establish and issue a class of Preferred Stock, and to determine the rights, preferences and privileges of the Preferred Stock. These provisions give the Board of Directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the Common Stock.

We may not be able to utilize all, or any, of our net operating loss carry-forwards.

We have significant net operating loss carry-forwards in the United States. As of December 31, 2017, the Company had potentially utilizable Federal and state net operating loss tax carryforwards of approximately $20,578,912. The net operating loss tax carryforwards will start to expire in 2033. In certain jurisdictions, if we are unable to earn sufficient income or profits to utilize such carry-forwards before they expire, they will no longer be available to offset future income or profits.

In the United States, utilization of these net operating loss carry-forwards may be subject to a substantial annual limitation if there is an ownership change within the meaning of Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Since our formation, we have raised capital through the issuance of Common Stock, and other securities of ours, on several occasions, and we may continue to do so, which, combined with current or future shareholders’ disposition of ordinary shares, may or may not have resulted in such an ownership change. Such an ownership change may limit the amount of net operating loss carry-forwards that can be utilized to offset future taxable income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive offices are located at 136 New London Turnpike, Glastonbury, CT 06033, USA and our telephone number is (860) 633-5565. We currently lease approximately 2,900 square feet of office space. The lease term is sixty-one (61) months with the ability to terminate after the completion of thirty-seven (37) months with written notice to the landlord no later than ninety days (90) prior to the completion of the thirty-seven months. We believe that our leased facilities are adequate to meet our needs at this time. We do not currently own any real property.

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

Certain of CÜR Media’s former employees have filed claims against the Company for payment of unpaid wages totaling $50,000 which remains outstanding. In addition, the Company has agreed to settlements on claims totaling $237,343 which also remain outstanding.

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

A consultant that provided us with software development services, has filed a claim against the Company for failure to pay past due balances for services provided. A judgement was entered and recorded in the Circuit Court for Montgomery County, Maryland for $60,000. As of this filing, the judgement has been paid by the Company.

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

	High	Low
2016
First quarter (January 1st through March 31st)	$7.93	$5.20
Second quarter (April 1st through June 30th)	$3.25	$1.25
Third quarter (July 1st through September 30th)	$2.01	$0.21
Fourth quarter (October 1st through December 31, 2016)	$0.35	$0.23

2017
First quarter (January 1st through March 31st)	$0.40	$0.27
Second quarter (April 1st through June 30th)	$1.51	$0.40
Third quarter (July 1st through September 30th)	$1.50	$0.25
Fourth quarter (October 1st through December 31st)	$1.05	$0.25

2018
First quarter (January 1st through March 31st)	$1.24	$0.521
Second quarter (April 1st through April 30th)	$1.18	$1.03

On April 30, 2018, the closing price of our Common Stock as quoted on OTC Pink tier of the OTC marketplace was $ 1.195.

Holders

As of April 30, 2018, we had 2,526,663 shares of Common Stock outstanding held by approximately 248 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017, with respect to the shares of Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	197,311	$8.12	141,151
Equity compensation plans not approved by security holders(2)	71,796	$5.13	235,897
Total	269,107	$7.32	377,048

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

We have issued an aggregate of (i) 269,107 non-statutory stock options to purchase shares of our Common Stock at an average exercise price of approximately $7.06 per share, and (ii) 24,335 restricted stock awards (of which approximately 24,335 are fully vested at December 31, 2017 and represent 24,335 issued and outstanding shares of our Common Stock) under the 2014 Plan.

(2) 2015 Equity Incentive Plan

On September 25, 2015, the Board of Directors adopted the 2015 Equity Incentive Plan (the "2015 Plan"), to provide the Company with flexibility in its ability to motivate, attract, and retain the services of members of the Board of Directors, key employees and consultants. The 2015 Plan is subject to approval by the Company's stockholders within 12 months after the Effective Date. Pursuant to the 2015 Plan, as amended, in the event that stockholder approval is not obtained within 12 months after the effective date of the 2015 Plan, all incentive stock options granted under the 2015 Plan shall be treated as non-qualified stock options.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2017, and the subsequent period through the date hereof, we did not have any issuances of unregistered securities, except as otherwise previously reported in our Current Reports on Form 8-K, or prior periodic reports.

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

On January 28, 2014, we consummated the Contribution (“Contribution”) with CÜR Media, LLC, a limited liability company organized in the State of Connecticut on February 15, 2008, pursuant to a Contribution Agreement by and among the Company, CÜR Media, LLC, and the holders of a majority of CÜR Media, LLC's limited liability company membership interests (the "Contribution Agreement"). In connection with the Contribution, and in accordance with the terms and conditions of the Contribution Agreement, all outstanding securities of CÜR Media, LLC were exchanged for securities of ours.

Prior to the Contribution, CÜR Media, LLC's activities since inception were devoted primarily to the development and commercialization of Raditaz, a DMCA compliant internet radio product. Raditaz was launched in early 2012 and the platform was continually developed and improved through November 2013 when its iOS, Android and web products were removed from the market, to allow us to focus on the further development of our CÜR Music product.

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

In addition, on January 31, 2014, we increased our number of authorized shares to 310,000,000 shares, consisting of (i) 300,000,000 shares of Common Stock, par value $0.0001 per share, and (ii) 10,000,000 shares of Preferred Stock, par value $0.0001 per share.

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

The Unsecured Notes have an aggregate principal balance of $2,113,500 and a stated maturity date of 5 years from the date of issuance. The principal on the Unsecured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. On April 12, 2016, with the closing of the Secured Convertible Notes Offering (as defined below), certain terms of the Unsecured Notes were amended. Under the new terms of the Unsecured Notes, upon the closing of $15,000,000 in equity securities ("Equity Financing Securities") by the Company (in this case, a "Qualified Offering") all of the outstanding principal amount of the Unsecured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a "Mandatory Conversion") into units of our securities (the "Unsecured Note Conversion Units") at a conversion price per Unsecured Note Conversion Unit equal to the lesser of (i) $5.60 or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unsecured Note Conversion Unit will consist of one share (the "Unsecured Note Conversion Unit Shares") of our Common Stock, and one five-year warrant (the "Unsecured Note Conversion Unit Warrants") to purchase one additional share (the "Unsecured Note Conversion Unit Warrant Shares") of our Common Stock at an exercise price of 125% of the Qualified Offering unit price. The terms of the amendment were in exchange for the Unsecured Note holders' subordination to the Secured Note holders.

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

In early 2016, the Company entered into agreements ("Music Label Agreements") with certain music labels ("Music Labels"), pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with CÜR Music, the music streaming product we are developing (“CÜR Music”), within the United States and its territories, commonwealths, and possessions. The Company had also entered into agreements (“Publishing Agreements”) with certain music publishing companies (“Music Publishers”) either directly or through a third party, pursuant to which the Company had been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the “Content Agreements,” and the Music Labels and Music Publishers may be collectively referred to herein as the “Content Providers.”

However, we defaulted on the Music Label Agreements as a result of our failure to pay advances due to the Music Labels pursuant to such agreements, and the Music Label Agreements were subsequently terminated. The Company also defaulted on its Music Label Agreement with Warner Music, Inc. (“WMG”) as a result of the Company’s failure to pay WMG the advance due pursuant to such agreement. WMG did not initiate termination of their agreement. The Company is currently in default of the Publishing Agreements and intends to enter into new agreements prior to the launch of CÜR Music.

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

The Secured Notes have an aggregate principal balance of $2,515,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Secured Notes rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Secured Notes. Upon the closing of a financing (in this case, a "Qualified Offering") by the Company during the term of the Secured Notes involving the sale of at least $15,000,000 in Equity Financing Securities, all of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a "Mandatory Conversion") into units of the Company's securities (the "Second Units") at a conversion price per Second Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00. At any time prior to a Mandatory Conversion, the holders of the Secured Notes may convert all or part of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, into Second Units at a conversion price of $2.00 per Unit (in this case, an "Optional Conversion"). Each Second Unit will consists of one share (the "Second Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Second Unit Warrants") to purchase one additional share (the "Second Unit Warrant Shares") of the Company's Common Stock at an exercise price equal to (a) 125% of the price at which the Company's equity securities (or securities convertible into or exercisable for equity securities) are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Secured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Secured Notes, the entire unpaid principal balance of the Secured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of a Secured Note will be entitled to receive, pari passu with the other holders of the Secured Notes, and in preference to the holders of the Company's other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder's Secured Note. The conversion price and number of Second Units issuable upon conversion of the Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events. On November 16, 2017, simultaneous with the Initial Closing discussed in Note 15 and in Item 3, the holders of all of the Company’s existing 12% senior secured convertible promissory notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred and set over to CÜR Holdings Inc. all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units of securities of CÜR Holdings Inc., at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in a transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder. Upon completion of the transaction, CÜR Media is now required to pay Holdings.

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

On September 11, 2017, we entered into a term sheet (the “Term Sheet”) with CUR Holdings, Inc., a related Delaware corporation, formed on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space (“Holdings”), pursuant to which the Company and Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed Administrative Proceedings, or, if instituted, will discontinue such proceedings (“SEC Clearance”), Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the boards of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed Administrative Proceedings against the Company, and such proceedings result in the revocation of the registration of our Common Stock under the Exchange Act (“SEC Revocation”), the Company and Holdings will, subject to any required shareholder approval, enter into a fair value asset purchase and sale transaction, pursuant to which Holdings will acquire all of the intellectual property and other assets and liabilities constituting our Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the boards of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

As of December 31, 2017, we had devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any revenues from our planned principal operations.

Our Strategy

Our CÜR Music product is a new streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on web and mobile devices, beginning at $1.99 per month. We expect to launch our CÜR Music product in the second or third quarter of 2018. We will face competition from larger and more established media service providers which include traditional offline music distribution competitors and larger media companies like Apple, Google, Spotify, Amazon and others, and from other online digital music services. We will compete on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of ad load, brand awareness and reputation. CÜR Music will target consumers who are seeking a more comprehensive music streaming service than current free, ad-supported music streaming products. We believe that the CÜR Music product will include a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, with a limited on-demand offering, and will include a social toolset that enables consumers to curate certain aspects their playlists.

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

We expect to bring CÜR Music to market, in the second or third quarter of 2018. As of December 31, 2017, we have adequate capital to launch CÜR Music however, we continue to pursue sources of equity and/or debt financing to support our operations. We need to raise a substantial amount of capital, to fully implement our business plan, market CÜR Music, meet additional content license cost obligations, and for general working capital.

Recent Developments

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

The Company is required to pay certain minimum content fees over the term of the Content Agreements with Content Providers as follows: $15,100,000 in the first year of the agreements, $24,500,000 in the second year of the agreements, and $18,400,000 in the third year of the agreements. We expect to bring CÜR Music to market in the second or third quarter of 2018. As of December 31, 2017, we expect that the net proceeds from the Holdings Offerings will be available to us and represented by the Post-Closing Line of Credit Note and will be sufficient to launch CÜR Music in the second or third quarter of 2018. We need to raise a substantial amount of capital to fully implement our business plan, market CÜR Music, for additional content license costs, and for general working capital.

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

At the effective time of the Initial Closing of the Preferred Stock Unit Offering, the holders (the “Secured Noteholders”) of all of the Company’s Secured Notes, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred and set over to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00. Upon completion of the transaction, CÜR Media will be required to pay Holdings.

The Assignment Transaction did not alter the obligation of the Company under the original Secured Notes.

In connection with the Secured Note Assignment Transaction, (a) Holdings issued 1,538,102 Secured Note Conversion Units, consisting of 1,538,102 Secured Note Conversion Shares, and 1,538,102 Secured Note Conversion Warrants, and (b) Holdings became the sole payee under the Secured Notes. Upon completion of the Assignment, CÜR Media is now required to pay Holdings.

In connection with the Secured Note Assignment Transaction, the Placement Agent, received warrants (“Third Placement Agent Warrants”) to purchase (a) 86,377 shares of common stock of Holdings, with a term of five (5) years and an exercise price of $2.00 per share, and (b) 86,377 shares of common stock of Holdings, with a term of five (5) years and an exercise price of $1.00 per share.

Receipt of Wells Notice

On July 19, 2017, we received a “Wells Notice” from the staff (the “Staff”) of the SEC. The Wells Notice provides notification to the Company that the Staff has made a preliminary determination to recommend that the SEC institute administrative proceedings (“Administrative Proceedings”) against the Company pursuant to Sections 12(j) and 12(k) of the Exchange Act, based solely upon our failure to comply with its reporting obligations under Section 13(a) of the Exchange Act. Sections 12(j) grants the SEC the right, after notice and opportunity for a hearing, to revoke the registration of a security. Section 12(k) grants the SEC the right to suspend trading in a security.

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

At the time we received the Wells Notice, the Company had not filed its quarterly reports on Form 10-Q with the SEC for the quarters ended June 30, 2016, September 30, 2016, March 31, 2017 and June 30, 2017. The Company also had not filed its Annual Report on Form 10-K for the year ended December 31, 2016. We have filed all three of the delinquent reports for the fiscal years ended December 31, 2017 and 2016.

Defaults on Vendor Agreements

As of September 27, 2016, our Data License and Services Agreement (the "Rovi Agreement") with Rovi Data Solutions, Inc. and Veveo, Inc. (collectively, “Rovi”) terminated as a result of our failure to pay Rovi past due balances for the services they provided under the Rovi Agreement.

We are in default under our Distribution Agreement (the "MediaNet Agreement") with MusicNet, Inc., d/b/a MediaNet Digital, Inc. ("MediaNet") as a result of our failure to pay MediaNet past due balances for the services they provided under the MediaNet Agreement. To date, we have not received a notice of default from MediaNet. The Company intends to cure the default and/or enter into a new contract with MediaNet now that it is adequately funded.

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

We are in default under our Sponsorship Agreement (the "Live Nation Agreement") with Live Nation Marketing, Inc. ("Live Nation") as a result of the Company’s failure to pay Live Nation past due balances for the services they provided under the Live Nation Agreement. To date, we have not received a notice of default from Live Nation. The Company intends to cure the default now that it is adequately funded.

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

In connection with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined above), the Line of Credit Note was assigned and transferred to Holdings (as defined above) in exchange for 194,175 Unit Shares of Holdings and Unit Warrants to purchase 1,263,827 shares of common stock of Holdings issued to CUR Holdings, LLC. As a result, Holdings became the payee under the Line of Credit Note. Upon completion of the transaction, CÜR Media is now required to pay Holdings.

The assignment did not alter the obligation of the Company under the original Line of Credit Note. As of December 6, 2017, the Company is in default of its obligations to repay amounts due under the Line of Credit Note. Pursuant to the Line of Credit Note, the Company is required to pay the holder’s costs and expenses for collection, including reasonable attorneys’ fees.

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

Transactions and Proposed Additional Transactions with Holdings

On September 11, 2017, the Company entered into a term sheet (the “Term Sheet”) with CUR Holdings, Inc., a related Delaware corporation formed on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space (“Holdings”), pursuant to which the Company and Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed administrative proceedings, or, if instituted, will discontinue such proceedings (“SEC Clearance”), Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the boards of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed administrative proceedings against the Company, and such proceedings result in the revocation of the registration of the Company’s Common Stock under the Exchange Act (“SEC Revocation”), the Company and Holdings will, subject to any required shareholder approval, enter into an asset purchase and sale transaction, pursuant to which Holdings will acquire all of the intellectual property and other assets and liabilities constituting the Company’s Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the boards of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

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

In connection with the Initial Closing of the Preferred Stock Unit Offering, Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for gross proceeds of $6,154,362 from the Preferred Stock Unit Offering.

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

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels (as defined below) sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. While there is a process for requesting and approving drawdowns, it is not formally documented, approval is on a case by case basis and the terms and associated interest on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

In addition, simultaneously with the Initial Closing of the Preferred Stock Unit Offering, the holders (the “Secured Noteholders”) of all of the Company’s existing 12% senior secured convertible promissory notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203 (each, a “Secured Note” and, collectively, the “Secured Notes”), assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00.

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

As mentioned above, if the Company receives SEC Clearance (or, at the discretion of the boards of directors of the Company and Holdings, as described above), Holdings will consummate the Merger. The Company and Holdings anticipate that the Merger, if consummated, will qualify as a tax-free reorganization under the U.S. Internal Revenue Code.

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

The Company and Holdings anticipate that, if the Asset Transfer is consummated:

•	the Company’s stockholders will receive, in exchange for all of the assets and liabilities constituting the Company’s Music Streaming Business, shares of capital stock of Holdings, at an exchange rate of 1-for-1 of equivalent classes of preferred and common stock, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	outstanding warrants and stock options to purchase shares of the Company’s Common Stock will be exchanged for warrants and stock options to purchase shares of common stock of Holdings, at the same ratio at which shares of the Company’s outstanding capital stock are exchanged for shares of capital stock of Holdings, with appropriate adjustments and, otherwise, on their original terms and conditions;

•	if necessary, the board of directors of Holdings will adopt an Equity Incentive Plan (the “EIP”) with such number of shares available under the EIP that equals 15% of the fully diluted capitalization of Holdings after giving effect to the Asset Transfer, covering outstanding stock options to purchase shares of the Company’s Common Stock, and for the future issuance, at the discretion of the board of directors of Holdings, of incentive awards to officers, key employees, consultants and directors;

•	the principal and any accrued and unpaid interest due under the Company’s existing Unsecured Notes will convert into units of securities of Holdings, at a conversion price of $2.00 per unit, each unit consisting of (a) one (1) share of common stock of Holdings, and (b) a 5-year warrant to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon conversion, at an exercise price equal to $1.00 per share;

•	the Standard Holdings Note will remain payable to Holdings;

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by Holdings as partial consideration for the transfer to Holdings of the assets and liabilities constituting the Company’s Music Streaming Business;

•	Holdings will remain responsible for the obligations under the $2,500,000 New Note; and

•	and sublicenses under the relevant New Music Label Agreements with the Music Labels will terminate.

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

The Company and Holdings have two common members on their boards of directors. However, they are two separate and distinct entities with two completely different sets of officers running their day-to-day affairs, separate corporate offices where their books and records are separately kept, and very different shareholder bases. Further, while Holdings has agreed to extend a line of credit to the Company for up to the full amount of the aggregate net proceeds from the Holdings Offerings, drawdowns against the line of credit must be requested by the Company and approved by Holdings. Requests may be approved or rejected by Holdings on a case-by-case basis.

Following the closing of the Holdings Offerings, we appointed Thomas Brophy as President and Chief Executive Officer, John Egazarian as Head of Product, Chief Operating Officer, Michael Betts as Chief Technology Officer, and Kelly Sardo as Chief Financial Officer, Secretary and Treasurer, and have hired five other full-time employees. We have restarted our business operations and expect to launch CÜR Music in the second or third quarter of 2018.

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

Research and Development Costs

All research and development costs, including costs to develop software used in the Company's applications, which do not meet the criteria for capitalization, are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued an Accounting Standards Update, ASU 2017-11, Earnings Per Share (Topic 260), that simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. The Secured Notes and Unsecured Notes qualify for derivative treatment due to their embedded conversion feature. The guidance is effective for public business entities for annual periods beginning after December 15, 2018. Although early adoption is permitted for financial statement of fiscal years or interim periods that have not yet been issued or that have not yet been made available for issuance, the Company has not elected to early adopt.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing (Topic 606), to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU will be effective for the Company when we launch our music streaming product, CÜR Music, in the second or third quarter of 2018 and we are currently reviewing the effects of this pronouncement.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	For the Years Ended December 31,
	2017	2016

REVENUES	$292	$3,487

OPERATING EXPENSES
Research and development	567,270	3,983,478
General and administrative	689,142	2,884,124
Stock based compensation	-	183,950
Depreciation and amortization	4,039	14,289
Loss on disposal of assets	-	14,909

TOTAL OPERATING EXPENSES	1,260,451	7,080,750

OTHER INCOME (EXPENSE)
Interest expense	(1,048,877)	(2,952,075)
Interest income	16	122
Loss on issuance of convertible debt	-	(120,266)
Gain on debt relief	1,009,429	-
Change in fair value of derivative liabilities	(1,249,715)	3,781,492

TOTAL OTHER INCOME (EXPENSE)	(1,289,147)	709,273

NET LOSS	$(2,549,306)	$(6,367,990)

Revenues

We have not generated any material revenues for the years ended December 31, 2017 or 2016.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2017 and 2016 were $1,260,451 and $7,080,750, respectively. The decrease in total operating expenses of $5,820,299, or approximately 82%, was primarily related to the curtailment of our business operations in August 2016. Operating expenses for 2017 related primarily to legal expenses associated with the financing in the second and fourth quarters. In addition, 2017 expenses also included new vendor contracts for subscription services, legal costs associated with label discussions and developer work.

Research and Development Expenses

For the years ended December 31, 2017 and 2016, research and development expenses were $567,270 and $3,983,478, respectively. Research and development expenses decreased by $3,416,208, or approximately 86%, due to a decrease of $1,873,883 in compensation costs related to termination of all employees in August 2016 and a decrease in content related costs of $888,857 due to the 2016 write-off of advances; both of which resulted from the curtailment of operations in the third quarter of 2016. In addition, a decrease of $653,468 in hosting, development, marketing and other expenses resulted from operations curtailment.

General and Administrative Expenses

For the years ended December 31, 2017 and 2016, general and administrative expenses were $689,142 and $2,884,124, respectively. General and administrative expenses decreased by $2,194,982, or approximately 76%, primarily due to a decrease in distribution partner costs of $967,402 due to the 2016 acceleration of warrant expense, decrease in marketing and communications of $606,662, a decrease in wages of $313,635, a decrease in professional fees of $285,973 primarily comprised of legal expenses, and a decrease in facilities costs of $21,310. The decrease in all expenses related to the curtailment of operations in 2016. In 2017 expenses were for legal costs related to fundraising, the new vendor contract for subscription billing, legal costs associated with label discussions and developer work.

Stock Based Compensation Expenses

For the years ended December 31, 2017 and 2016, stock-based compensation expenses were $0 and $183,950, respectively. Stock based compensation expenses decreased due to the forfeiture of unvested stock options in August of 2016 related to the termination of employees.

Other Income (Expense)

For the years ended December 31, 2017 and 2016, other income (expense) was $(1,289,147) and $709,273 respectively. Other income (expense) decreased due to a change in the fair value of derivative liabilities of $5,031,207 and a decrease in interest expense of $1,903,198 primarily comprised of the amortization of the debt discount for notes that fully matured in the third quarter of 2016. The Expenses were offset by the gain on debt forgiveness of $1,009,429 resulting from structured settlements with vendors in the fourth quarter 2017.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2017, cash and cash equivalents were approximately $153,979 as compared to $1,508 at December 31, 2016.

As of December 31, 2017, we had a working capital deficit of $10,490,470. As of December 31, 2016, we had a working capital deficit of $8,652,119. The increase of $1,838,351 in working capital was attributable to an increase in accrued and other current liabilities, an increase in current notes payable associated with the line of credit from Holdings and an increase in derivative liabilities.

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

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances to the Music Labels sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. While there is a process for requesting and approving drawdowns, it is not formally documented, approval is on a case by case basis and the terms and associated interest on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

Our original agreements with UMG and SME have been terminated and we are in default of our original agreement with WMG. Simultaneously with the closings of the Holdings Offerings, Holdings and the Company entered into the New Music Label Agreements with UMG, SME and WMG. We also plan to enter into content licensing agreements with certain independent music labels, music publishers and performance rights organizations. The cost of entering into our previous content licensing agreements with major music labels, performance rights organizations and publishers including legal and consulting fees was approximately $9,000,000, the majority of which was initial prepayments to content providers. The Company was unable to raise the capital to enable it to pay the prepayments to content providers. As soon as the Post-Closing Line of Credit is in place with Holdings, we intend to have a dedicated team of software engineers, led by our Chief Technology Officer and Chief Operating Officer, working on enhancing the technology platform, as well as the iOS and Android applications and the CÜR Music website.

Not including non-cash expenses, we have spent approximately $22.9 million on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, for the time period since the Contribution in January 2014 through the date of this filing. Of the total $22.9 million, a total of approximately $16.3 million is related to research and development and approximately $6.6 million is related to general and administrative costs.

We expect to bring CÜR Music to market in the second or third quarter of 2018. As of December 31, 2017, we expect that the net proceeds from the Holdings Offerings will be available to us and represented by the Post-Closing Line of Credit Note and will be sufficient to launch CÜR Music. We need to raise a substantial amount of capital to fully implement our business plan, market CÜR Music, for additional content license costs, and for general working capital. There can be no assurance that additional financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or seek a similar transaction. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,380,198 for the year ended December 31, 2017, as compared to net cash used of $2,649,393 for the year ended December 31, 2016. The decrease of $269,195, or 11%, in net cash used in operations was primarily due to an increase in prepaid expenses of $1,000,000 related to the advance paid to Music Labels in the fourth quarter, a decrease in accounts payable of $1,310,449 in payments made to vendors and/or structured settlements, an increase in notes payable resulting from structured settlements of $300,000 and an increase in accruals of $506,049, offset by an increase in the fair market value of derivative liabilities of $1,249,715.

Net Cash Provided by Financing Activities

During the years ended December 31, 2017 and 2016, we received $2,532,669 and $2,650,167, respectively, in proceeds from the Line of Credit from Holdings and sale of Secured and Unsecured Notes, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures\

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of Thomas Brophy, our President and Chief Executive Officer (Principal Executive) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President and Chief Executive Officer (Principal Executive) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures existing as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President and Chief Executive Officer (Principal Executive) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), concluded that our disclosure controls and procedures were not effective as of such date.

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

Our management, currently consisting of Thomas Brophy, our President and Chief Executive Officer (Principal Executive) and Kelly Sardo, our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2017, based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

During the year ended December 31, 2017, and through the date hereof, the following changes occurred in our internal control over financial reporting:

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

These changes, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, were identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2017.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following measures:

•	We plan to appoint directors to our Board of Directors we deem to be “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934;

•	We plan to make appointments to our Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee, including an "audit committee financial expert" as defined by applicable SEC rules, that has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations;

•	We plan to create a position to segregate duties consistent with control objectives and other personnel resources with technical accounting expertise within the accounting function.

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

Changes in Internal Control over Financial Reporting

Other than as previously described, there has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2017, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding the Company's current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer

Thomas Brophy	51	President, Chief Executive Officer and Director	January 28, 2014 (1)
Kelly Sardo	52	Chief Financial Officer, Secretary and Treasurer	May 26, 2015 (2)
John Egazarian	48	Head of Product, Chief Operating Officer	May 26, 2015 (3)
Michael Betts	54	Chief Technology Officer	November 13, 2014 (4)
William W. (“West”) Duker	29	Director	November 16, 2017
Edward P. Swyer	68	Director	November 16, 2017

________________

(1)	On April 29, 2016, Thomas Brophy’s title changed from President, Chief Executive Officer, and Chairman of the Board to Founder. He continued to serve as the sole member of our Board of Directors. On October 31, 2017, Mr. Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer. On February 12, 2018, Mr. Brophy resigned as Interim Chief Financial Officer and Treasurer.

(2)	On August 16, 2016, we terminated Kelly Sardo as our Chief Financial Officer and Treasurer. Ms. Sardo continued to serve as our Secretary. On February 12, 2018, Ms. Sardo was appointed as our Chief Financial Officer and Treasurer.

(3)	On August 16, 2016, we terminated John Egazarian as our Chief Operating Officer. On January 2, 2018, Mr. Egazarian was appointed as our Head of Product, Chief Operating Officer.

(4)	On August 16, 2016, we terminated Michael Betts as our Chief Technology Officer. On January 8, 2018, Mr. Betts was appointed as our Chief Technology Officer.

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

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Thomas Brophy, 51, President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer. Mr. Brophy has been involved in Executive roles of start-ups and growth companies since 1994. Mr. Brophy was the CFO of Interactive Search Holdings ("ISH") where he helped build a search toolbar business that propelled the company to be a leader in the industry. The Company was also one of the first companies to mass distribute smiley emoticons. ISH was acquired by Ask Jeeves, and subsequently, Ask Jeeves was acquired by Interactive Corp. (IACI). Mr. Brophy started his career at Deloitte & Touche, has been the Chief Financial Officer of several startup and growth companies, and had successful exits and has also been the Chief Financial Officer of a public company. Mr. Brophy is a graduate of the University of Connecticut.

Kelly Sardo, 52, Chief Financial Officer, Secretary and Treasurer. Ms. Sardo has almost 30 years of experience in finance and operations management with financial services and global multi-billion dollar organizations. She joined the Company in February 2014 from the accounting firm of Blum Shapiro where she was responsible for tax strategy and valuation consulting for large and small privately held companies since 2005. Prior to Blum Shapiro, Ms. Sardo held many roles within CIGNA’s Financial Development Program, most notably as Controller for the corporation. Prior to that, she was a Senior Accountant with Deloitte & Touche. She holds a B.S. degree in Accountancy from Bentley University and is certified in the State of Connecticut.

John Egazarian, 48, Head of Product, Chief Operating Officer. Mr. Egazarian has over 20 years of experience leading the delivery of innovative software initiatives in complex, competitive environments. Since August 2016, he served in the role of Project Director with Cognizant, Inc., a multi-national consulting company. From May 2015 through August 2016, he served as our Chief Operating Officer. Before this, commencing in February 2014, he served as our Senior Vice President of Mobile Solutions. Prior to joining our company, Mr. Egazarian led eBusiness for Fallon Community Health beginning in January 2012. Mr. Egazarian held leadership roles at Travelers Insurance from June 2008 through December 2011. Prior to that, he held various positions at WellPoint and TRC Companies. He started his career as in product delivery and project execution at Arthur Anderson. Mr. Egazarian is a graduate of the University of Connecticut, where he received a Bachelor of Arts degree in political science in 1993.

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

We believe that the following filings were either made late or not filed pursuant to Section 16(a) of the Exchange Act:

•	On October 31, 2017, Thomas Brophy, Thomas Brophy’s title changed to President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, Subsequently, on February 12, 2018, Mr. Brophy resigned as Interim Chief Financial Officer and Treasurer. No Form 4s were filed report these changes to his title.

•	On November 16, 2017, William W. (“West”) Duker was appointed a member of our Board of Directors. No Form 3 was filed on Mr. Duker’s behalf.

•	On November 16, 2017, Edward P. Swyer was appointed a member of our Board of Directors. No Form 3 was filed on Mr. Swyer’s behalf.

•	On January 2, 2018, John Egazarian was appointed as our Head of Product, Chief Operating Officer. In connection with his appointment, the Company granted Mr. Egazarian, 10-year nonqualified stock options, under the Company’s 2015 EIP, to purchase 300,000 shares of the Company’s Common Stock, at an exercise price to be equal to the fair market value for a share of the Company’s Common Stock on the date of the grant, 50% of which shall vest on the date of grant, and the remainder of which shall vest pro rata on a monthly basis for the two (2) years thereafter. No Form 3 was filed on Mr. Egazarian’s behalf.

•	On January 8, 2018, Michael Betts was appointed as our Chief Technology Officer. In connection with his appointment, the Company granted Mr. Betts, 10-year nonqualified stock options, under the Company’s 2015 EIP, to purchase 400,000 shares of the Company’s Common Stock at an exercise price to be equal to the fair market value for a share of the Company’s Common Stock on the date of the grant, 50% of which shall vest on the date of grant, and the remainder of which shall vest pro rata on a monthly basis for the two (2) years thereafter. No Form 3 was filed on Mr. Betts’s behalf.

•	On February 12, 2018, Kelly Sardo was appointed as our Chief Financial Officer and Treasurer. In connection with her appointment, the Company granted Ms. Sardo, 10-year nonqualified stock options, under the Company’s 2015 Plan, to purchase 400,000 shares of the Company’s Common Stock, at an exercise price to be equal to the fair market value for a share of the Company’s Common Stock on the date of the grant, which shall vest pro rata on a quarterly basis for the two (2) years following the date of the grant. No Form 3 was filed on Ms. Sardo’s behalf.

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

Our Board of Directors may designate from among its members an executive committee and one or more other committees. On November 3, 2015, the Board of Directors established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which operates under a charter that has been approved by the Board of Directors.

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

Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected (a) by or at the direction of the Board of Directors (or a duly authorized committee thereof) or (b) by any stockholder of record who is entitled to vote at the meeting and who complies with the notice procedures set forth in Section 1.2 of our Amended and Restated Bylaws.

For nominations to be properly brought before a special meeting of stockholders by a stockholder of record, (i) the stockholder must give timely notice thereof in writing to the Secretary of the Company (generally, to be timely, the notice must be received by the secretary at the principal executive offices of the Company not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting) and (ii) the stockholder's notice must include the information required by Section 1.2 of our Amended and Restated Bylaws.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal years ended December 31, 2017 and 2016 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2017 and 2016; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2017 and 2016; and (iii) all individuals that served as executive officers of ours at any time during the fiscal years ended December 31, 2017 and 2016 that received annual compensation during the fiscal years ended December 31, 2017 and 2016 in excess of $100,000.

Name & Principal Position	Fiscal Year ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Brophy	2017	31,250	0	0	0	0	0	0	31,250
President, Chief Executive Officer and Chairman of the Board (1)	2016	62,500	0	0	0	0	125,000	0	187,500

Kelly Sardo	2017	0		0	0	0	0	0	0
Chief Financial Officer, Secretary and Treasurer (2)	2016	37,500		0	68,118	0	68,750	0	174,368

John Egazarian	2017	0	0	0	0	0	0	0	0
Chief Operating Officer (3)	2016	56,250	0	0	48,657	0	103,125	0	208,032

Michael Betts	2017	0	0	0	0	0	0	0	0
Chief Technology Officer (4)	2016	37,500	0	0	69,666	0	68,750	0	175,916

J.P. Lespinasse	2017	0	0	0	0	0	0	0	0
Chief Marketing Officer (5)	2016	56,250	0	0	0	0	75,000	0	131,250

Joseph LaPlante	2017	0	0	0	0	0	0	0	0
Chief Content Officer (6)	2016	37,500	0	0	0	0	68,750	0	106,250

William Campbell	2017	0	0	0	0	0	0	0	0
Chief Strategy Officer (7)	2016	28,125	0	0	45,691	0	28,125	0	101,941

___________

(1)

On January 28, 2014, Mr. Brophy was appointed as our President, Chief Executive Officer, interim Chief Financial Officer, and Treasurer. On May 26, 2015, he resigned as our interim Chief Financial Officer and Treasurer, and was appointed as our Chairman of the Board. On April 29, 2016, Thomas Brophy’s title changed from President, Chief Executive Officer, and Chairman of the Board to Founder. On October 31, 2017, Mr. Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer. On February 12, 2018, Mr. Brophy resigned as our interim Chief Financial Officer and Treasurer.

(2)

On May 26, 2015, Ms. Sardo was appointed as our Chief Financial Officer, Secretary and Treasurer. On August 16, 2016, we terminated Ms. Sardo as our Chief Financial Officer and Treasurer. Ms. Sardo continued to service as Secretary. On February 12, 2018, Ms. Sardo was appointed as our Chief Financial Officer and Treasurer.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the fiscal year ended December 31, 2017.

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

_______________

(1)

On January 28, 2014, Mr. Brophy was appointed as our President, Chief Executive Officer, interim Chief Financial Officer, and Treasurer. On May 26, 2015, he resigned as our interim Chief Financial Officer and Treasurer, and was appointed as our Chairman of the Board. On April 29, 2016, Thomas Brophy’s title changed from President, Chief Executive Officer, and Chairman of the Board to Founder. On October 31, 2017, Mr. Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer. On February 12, 2018 Mr. Brophy resigned as Interim Chief Financial Officer and Treasurer.

(2)

These options are held by Trust Under Article III of The Thomas E. Brophy 2004 Grantor Retained Annuity Trust Dated 3/2/2004 (the "Brophy Trust"). Karen P. Brophy, Mr. Brophy's wife, is the Trustee of the Brophy Trust.

(3)

On May 26, 2015, Ms. Sardo was appointed as our Chief Financial Officer, Secretary and Treasurer. On August 16, 2016, we terminated Ms. Sardo as our Chief Financial Officer and Treasurer. Ms. Sardo continued to serve as our Secretary. On February 12, 2018 Ms. Sardo was appointed as our Chief financial Officer and Treasurer.

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

Director Compensation

The following table sets forth information concerning the compensation earned for service on our Board of Directors during the fiscal year ended December 31, 2017 by each individual who served as a director at any time during the fiscal year, other than Mr. Brophy who was not separately compensated for his service on the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

William West Duker (1)	0	0	0	0	0	0	0
Edward P. Swyer (2)	0	0	0	0	0	0	0

_____________

(1)	Mr. Duker was nominated to our Board of Directors on November 16, 2017.

(2)	Mr. Swyer was appointed as a member of our Board of Directors on November 16, 2017.

As of the fiscal year ended December 31, 2017, we had no plans in place and had never maintained any plans that provided for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we had no contracts, agreements, plans or arrangements, whether written or unwritten, that provided for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer's responsibilities following a change in control.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information relating to the beneficial ownership of our Common Stock as of April 30, 2018 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director, executive officer or selling stockholder is determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual or entity has sole or shared voting power or investment power as well as any shares that the individual or entity has the right to acquire within 60 days of April 30, 2018 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by that person or entity.

The percentage of shares beneficially owned is computed on the basis of 2,526,663 shares of our Common Stock outstanding as of April 30, 2018. Shares of our Common Stock that a person or entity has the right to acquire within 60 days of April 30, 2018 are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person or entity, except with respect to the percentage ownership of all directors and executive officers as a group.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o CÜR Media, Inc.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
5% Stockholders
E. Jeffrey Peierls(2) 73 South Holman Way Golden, CO 80401	200,003	7.3%
Named Executive Officers and Directors
Thomas Brophy(3) President, Chief Executive Officer, interim Chief Financial Officer and Treasurer	696,513	25.4%

Michael Betts(4) Chief Technology Officer	250,977	9.0%

John Egazarian(5) Head of Product, Chief Operating Officer	188,808	7.0%

Kelly Sardo(6) Chief Financial Officer	73,078	2.8%

William West Duker(7) Director	0	*

Edward P. Swyer(8) Director	0	*

All directors and officers as a group (6 persons)(9)	1,409,379	42.0%

_____________

Less than 1%

(1)	Percentages are based upon 2,526,663 shares of our Common Stock outstanding as of April 30, 2018, 20,174 of which had not yet been issued.

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

(3)

Consists of (a) 358,637 shares of Common Stock held by Mr. Brophy, (b) 123,183 shares of Common Stock held by the Brophy Trust, (c) 59,189 shares underlying vested stock options held by Mr. Brophy vesting within 60 days as of April 30, 2018 (d) 3,858 shares underlying vested stock options held by the Brophy Trust vesting within 60 days as of April 30, 2018, (e) 70,923 shares of Common Stock underlying the principle in convertible notes immediately convertible, (f) 70,923 shares of Common Stock issuable upon exercise of warrants underlying the principle in convertible notes immediately convertible and (g) 9,800 restricted stock awards held by the Brophy Trust. Karen P. Brophy, Mr. Brophy's wife, is the Trustee of the Brophy Trust and has sole voting and investment power over the shares owned thereby.

(4)

Includes 250,977 shares underlying vested stock options vesting within 60 days of April 30, 2018. Does not include 158,333 shares underlying stock options that will not have vested within 60 days of April 30, 2018. The issuance of these stock options is subject to the Company either amending the 2015 Plan, or adopting a new equity incentive plan, to increase the number of stock options the Company has available for issuance.

(5)

Includes 188,808 shares underlying vested stock options vesting within 60 days of April 30, 2018. Does not include 118,750 shares underlying stock options that will not have vested within 60 days of April 30, 2018. The issuance of these stock options is subject to the Company either amending the 2015 Plan, or adopting a new equity incentive plan, to increase the number of stock options the Company has available for issuance.

(6)

Includes 73,708 shares underlying vested stock options vesting within 60 days of April 30, 2018. Does not include 350,000 shares underlying stock options that will not have vested within 60 days of April 30, 2018. The issuance of these stock options is subject to the Company either amending the 2015 Plan, or adopting a new equity incentive plan, to increase the number of stock options the Company has available for issuance.

(7)	Mr. Duker does not currently beneficially own any shares of our Common Stock.

(8)	Mr. Swyer does not currently beneficially own any shares of our Common Stock.

(9)

Includes (a) 575,510 shares underlying vested stock options vesting within 60 days of April 30, 2018, and (b) 9,800 restricted stock awards, (c) 70,923 shares of Common Stock underlying the principle in convertible notes immediately convertible, and (e) 170,924 shares of Common Stock issuable upon exercise of vested warrants.

Change in Control

There are no existing arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -- Securities Authorized for Issuance under Equity Compensation Plans," for certain information with respect to our equity compensation plans as of December 31, 2017.

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

On April 29, 2016, Mr. Brophy’s title changed from President, Chief Executive Officer, and Chairman of the Board to Founder. On October 31, 2017, Mr. Brophy was appointed as our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer. On February 12, 2018 Mr. Brophy resigned as Interim Chief Financial Officer and Treasurer.

Sale of 12% Unsecured Convertible Promissory Notes

As of January 14, 2016, Thomas Brophy, our President, Chief Executive Officer and Chairman of the Board of Directors, and Sanjan Dhody, a former director of ours, purchased $586,000 in Unsecured Notes of the Company in the principal amount of $461,000 and $125,000 respectively.

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

On October 12, 2016 the principal and any accrued and unpaid interest on the Company’s outstanding Secured Notes became due and payable. The Company was unable to repay the noteholder at that time. Pursuant to the terms of the Secured Notes, the Company’s failure to pay any principal or interest within 5 days of the date such payment is due constituted an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes increased to 15%. In addition to other remedies available to the noteholder, the Company’s obligation to repay amounts due under the Secured Notes is secured by a first priority security interest in and lien on all of the Company’s assets and property, including the Company’s intellectual property. On November 16, 2017, simultaneous with the Initial Closing (as previously discussed), the holders of all of the Company’s existing Secured Notes (the “Secured Noteholders”), assigned, conveyed, transferred and set over to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, Friedman, LLP ("Friedman"), for professional services rendered during the years ended December 31, 2017 and December 31, 2016 are set forth in the table below:

Fee Category	Year ended December 31, 2017	Year ended December 31, 2016

Audit fees (1)	$51,698	$125,065
Audit-related fees (2)	$0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$51,698	$125,065

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

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CUR Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CUR Media, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations. These conditions, among others raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

/s/ Friedman LLP

We have served as the Company’s auditor since 2012.

East Hanover, New Jersey
May 7, 2018

CÜR MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$153,979	$1,508
Prepaid expenses	1,000,000	-
TOTAL CURRENT ASSETS	1,153,979	14,345

Property and equipment, net	2,502	6,541
TOTAL ASSETS	$1,156,481	$8,049

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITES
Accounts payable	$2,399,723	$3,710,172
Accrued liabilities and other current liabilities	2,621,322	2,115,273
Line of credit – related party	1,847,670	-
Note payable, short-term	33,550	33,550
Note payable – related party	685,000	-
Related party secured convertible promissory notes, net	2,514,880	2,514,880
Derivative liabilities	1,542,304	292,589
TOTAL CURRENT LIABILITIES	11,644,449	8,666,464

Note payable - vendor	300,000	-
Unsecured convertible promissory notes, net	895,132	488,324
TOTAL LONG-TERM LIABILITIES	1,195,132	488,324

TOTAL LIABILITIES	12,839,581	9,154,788

STOCKHOLDERS' DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of December 31, 2017 or December 31, 2016)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 2,526,663 and 2,526,663 issued at December 31, 2017 and December 31, 2016, respectively, and 2,550,998 and 2,550,998 outstanding at December 31, 2017 and December 31, 2016, respectively)	253	253
Additional Paid-In-Capital	11,935,233	11,922,288
Accumulated Deficit	(23,618,586)	(21,069,280)
TOTAL STOCKHOLDERS' DEFICIENCY	(11,683,100)	(9,146,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,156,481	$8,049

See accompanying notes to consolidated financial statements

CÜR MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

REVENUES	$292	$3,487

OPERATING EXPENSES
Research and development	567,270	3,983,478
General and administrative	689,142	2,884,124
Stock based compensation	-	183,950
Depreciation and amortization	4,039	14,289
Loss on disposal of assets	-	14,909

TOTAL OPERATING EXPENSES	1,260,451	7,080,750

OTHER INCOME (EXPENSE)
Interest expense	(1,048,877)	(2,952,075)
Interest income	16	122
Loss on issuance of convertible debt	-	(120,266)
Gain on debt relief	1,009,429	-
Change in fair value of derivative liabilities	(1,249,715)	3,781,492

TOTAL OTHER INCOME	(1,289,147)	709,273

NET LOSS	$(2,549,306)	$(6,367,990)

Basic and diluted net loss per share	$(1.00)	$(2.52)

Weighted average number of shares outstanding basic and diluted	2,550,998	2,530,705

See accompanying notes to consolidated financial statements

CÜR MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	2,440,336	$244	$10,361,183	$(14,701,290)	$(4,339,863)
Reclassification of derivative liabilities to equity	-	-	291,415	-	291,415
Non-cash Label Warrant expense	-	-	967,402	-	967,402
Issuance of Common Stock for legal services	66,153	7	118,340	-	118,347
Issuance of Common Stock for price based antidilution protection	20,174	2	(2)	-	-
Stock Compensation Expense	-	-	183,950	-	183,950
Net Loss	-	-	-	(6,367,990)	(6,367,990)
Balance, December 31, 2016	2,526,663	$253	$11,922,288	$(21,069,280)	$(9,146,739)
Non-cash warrant expense for consulting services	-	-	12,945	-	12,945
Net Loss	-	-	-	(2,549,306)	(2,549,306)
Balance, December 31, 2017	2,526,663	$253	$11,935,233	$23,618,586	$11,683,100

See accompanying notes to consolidated financial statements.

CÜR MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,549,306)	$(6,367,990)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on debt relief	(1,009,429)	-
Depreciation and amortization	4,039	14,289
Stock compensation expense	-	183,950
Interest expense	406,809	2,464,833
Share based consulting services	-	118,347
Non-cash warrant expense	12,945	967,402
Change in fair value of derivative liabilities	1,249,715	(3,781,492)
Loss on issuance of convertible debt	-	120,266
Disposal of property and equipment	-	15,616
Changes in assets and liabilities
Prepaid expenses	(1,000,000)	10,611
Other current assets	-	3,000
Notes payable in settlement of accounts payable	300,000
Accounts payable	(301,020)	1,831,581
Accrued liabilities and other current liabilities	506,049	1,770,194
Net cash used in operating activities	(2,380,198)	(2,649,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	-	(5,833)
Proceeds from issuance of convertible promissory notes	-	2,656,000
Proceeds from issuance of notes payable – related party	2,532,669	-
Net cash provided by financing activities	2,532,669	2,650,167

NET INCREASE IN CASH	152,471	774

CASH, BEGINNING OF YEAR	1,508	734

CASH, END OF THE YEAR	$153,979	$1,508

Supplemental disclosure of cash and non-cash transaction:

Reclassification of derivative liabilities to equity		$291,415

See accompanying notes to consolidated financial statements

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 – Summary of Business and Basis of Presentation

Organization and Business

CÜR Media, Inc. (the "Company") was formed in the State of Delaware as Duane Street Corp. on November 17, 2011, to manufacture and market baby products. Prior to the Contribution (as defined below), the Company’s board of directors determined to discontinue operations in this area and to seek a new business opportunity.

CÜR Media, LLC (formerly known as Raditaz, LLC) ("Raditaz") was formed in Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the "Contribution") to the Company in exchange for approximately 769,231 shares of the Company's common stock, $0.0001 par value per share (“Common Stock”), which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz, at the time of the Contribution was automatically converted into shares of the Company's Common Stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 769,231 shares of the Company's Common Stock outstanding immediately thereafter.

As a result of the Contribution, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices (the “Music Streaming Business”). The Company is currently developing CÜR Music, a hybrid internet radio and on-demand music streaming service.

CUR Holdings, LLC, was formed in New York on July 6, 2017, for the purpose of making strategic investments of up to $1,000,000. On July 6, 2017 CUR Holdings, LLC loaned $685,000 to the Company, in exchange for which it received a Line of Credit Promissory Note from the Company in the principal amount of $685,000 (“Line of Credit Note”). In connection with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined below), the Line of Credit Note was assigned and transferred to CUR Holdings, Inc., a related Delaware corporation (“Holdings”), in exchange for 194,175 Unit Shares (as defined below”) of Holdings and Unit Warrants (as defined below) to purchase 1,263,827 shares of common stock of Holdings. As a result, Holdings became the payee under the Line of Credit Note and Standard Holding Note. Upon completion of the transaction, CUR Media is now required to pay Holdings.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 – Summary of Business and Basis of Presentation (Continued)

On November 16, 2017, Holdings consummated an initial closing (the “Initial Closing”) of its private placement offering (the “Preferred Stock Unit Offering”), to certain “accredited investors” (each, a “Unit Purchaser” and, collectively, the “Unit Purchasers”) and, simultaneously with the closing of the Preferred Stock Unit Offering, Holdings consummated a private placement offering (the “$2.5 Million Note Offering” and, together with the Preferred Stock Unit Offering, the “Offerings”), to one “accredited investor” (the “New Note Purchaser”). The net proceeds from the Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels (as defined below) sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”), for up to the full amount of the aggregate net proceeds from the Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. While there is a process for requesting and approving drawdowns, it is not formally documented, approval is on a case by case basis and the terms and associated interest on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction. As of December 31, 2017 and April 30, 2018, borrowings from the Post-Closing Line of Credit Note were $1,847,670 and $2,903,906, respectively.

The Company and Holdings have two common members on their boards of directors. However, they are two separate and distinct entities with two completely different sets of officers running their day-to-day affairs, separate corporate offices where their books and records are separately kept, and very different shareholder bases. Further, while Holdings has agreed to extend a line of credit to the Company for up to the full amount of the aggregate net proceeds from the Holdings Offerings, drawdowns against the line of credit must be requested by the Company and approved by Holdings. Requests may be approved or rejected by Holdings on a case-by-case basis.

Basis of Presentation

The accompanying consolidated financial statements include the activities of the Company, CÜR Media, Inc., and its wholly owned subsidiary, CÜR Media, LLC. All intercompany transactions have been eliminated in these consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of expenses and accruals during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Research and Development Costs

All research and development costs, including costs to develop software used in the Company's applications, are expensed when incurred. Non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit are recorded as prepaid assets. Such advances will be expensed when the services occur and the economic benefit is realized. There were no prepaid research and development services at December 31, 2017 or 2016.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 – Summary of Business and Basis of Presentation (Continued)

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

Derivative Liabilities

The Company does not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks; however, the Company has warrants and convertible promissory notes that contain freestanding and embedded derivatives. We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities. The Company evaluates embedded conversion features and bifurcates the embedded conversion feature if it is not clearly and closely related to the host agreement.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 – Summary of Business and Basis of Presentation (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2017, the Company's cash balances did not exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss carryforwards. Deferred tax assets and liabilities are classified as non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

The Company has federal net operating loss (“NOL”) carryforwards which are subject to limitations under Section 382 of the Internal Revenue Code.

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform which is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared.

The Company files income tax returns in the U.S. federal and state jurisdictions Tax years 2014 to 2015 remain open to examination for both the U.S. federal and state jurisdictions.

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

December 31, 2017 and 2016

Note 1 – Summary of Business and Basis of Presentation (Continued)

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

Recent Authoritative Pronouncements

The Financial Accounting Standards Board issued an Accounting Standards Update, ASU 2017-11, Earnings Per Share (Topic 260), that simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. The Secured Notes and Unsecured Notes qualify for derivative treatment due to their embedded conversion feature. The guidance is effective for public business entities for annual periods beginning after December 15, 2018. Although early adoption is permitted for financial statement of fiscal years or interim periods that have not yet been issued or that have not yet been made available for issuance, the Company has not elected to early adopt.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing (Topic 606), to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU will be effective for the Company upon launching its music streaming product, CÜR Music, in the second or third quarter of 2018. Management is currently reviewing the effects of this pronouncement.

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company's ability to continue as a going concern.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 2 - Going Concern Uncertainty (Continued)

The Company incurred net losses since inception, including a net loss of $2,549,306 in the year ending December 31, 2017 and $6,367,990 in the year ending December 31, 2016. The Company has developed CÜR Music, a hybrid internet radio and on-demand music streaming service and has not generated material revenue from operations and anticipates needing additional capital subsequent to launching CÜR Music to execute the current operating plan and make required payments to Content Providers. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

On November 16, 2017, Holdings, a related party, consummated the Initial Closing of the Preferred Stock Unit Offering and simultaneously with the closing of the Preferred Stock Unit Offering, Holdings also consummated a private placement offering of the $2.5 Million Note Offering. The net proceeds from the Preferred Stock Unit Offering and $2.5 Million Note Offering (as defined below) (together, the “Offerings”), in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels (as defined below) sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend the Post-Closing Line of Credit Note to the Company, for up to the full amount of the aggregate net proceeds from the Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note (as defined below), and (2) for working capital and general corporate purposes. Management also feels it can enter into structured settlements with vendors and streaming services. While there is a process for requesting and approving drawdowns, it is not formally documented, approval is on a case by case basis and the terms and associated interest on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

The Company continues to actively seek sources of equity or debt financing for ongoing support of its operations. Fundraising discussions have started, however no specific terms have been set. The Company expects to launch its CÜR Music streaming product in the second or third quarter of 2018 utilizing funds from Holdings Preferred Stock and Note Offerings via a Post-Closing Line of Credit Note between Holdings and the Company. No assurances can be provided that these funds will be sufficient to effectively launch CÜR Music or to sustain the Company’s operating cash requirements until cash flow from operations are achieved, if ever. In addition, there are no assurances that the Company will be able to secure additional financing or achieve and sustain a profitable level of operations. To the extent that the Company is unsuccessful in its plans, there could be a material adverse effect on the Company, which may include ceasing operations entirely.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 3 - Risks and Uncertainties (Continued)

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

The Company filed three of the delinquent reports for 2016 and the three delinquent reports for 2017.

Vendor Defaults

Rovi Data Solutions, Inc.

On July 1, 2014 the Company entered into a data license and service agreement (the “Data License and Services Agreement”) with Rovi Data Solutions, Inc. and Veveo, Inc. (collectively, “Rovi”), acquiring the limited, non-exclusive, non- transferable right to use, display, communicate, reproduce and transmit data owned or controlled by Rovi. On September 8 and September 18, 2014, a first amendment and second amendment to the Data License and Service Agreement, respectively, were executed which expanded the original license to include custom development of search and voice capabilities. The Data License and Service Agreement remained in effect through and including March 14, 2017. The Company has the option to extend the term of this agreement for additional one-year periods. During the term of the Data License Agreement and as consideration for the grant of rights and license of Rovi’s data, the Company agreed to pay Rovi a monthly minimum charge during the development period, which is the period where data will be used for internal, non-public, non-commercial uses. The Company agreed to pay a minimum per month during the first initial term, subsequent to launch date until March 14, 2016. For each subsequent term, consideration paid was dependent on the number of subscribers to CUR Music. As of September 27, 2016, the Company’s Data License and Services Agreement with Rovi terminated as a result of the Company’s failure to pay Rovi past due balances for the services provided under the Agreement. As of December 31, 2017, the Company has not made any payments to Rovi however has accrued for balances due. The Company has not received a notice of default from Rovi.

Live Nation

The Company is in default under its Sponsorship Agreement (the "Live Nation Agreement") with Live Nation Marketing, Inc. ("Live Nation") as a result of the Company’s failure to pay Live Nation past due balances for the services they provided under the Live Nation Agreement. Such past due balances are accrued as of December 31, 2017. To date, the Company has not received a notice of default from Live Nation.

Settlements

The Company has successfully negotiated settlements with vendors and recognized a gain from debt relief of $1,009,429 associated with these settlements. Management will continue to negotiate delinquent outstanding accounts payable with vendors.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 4 – Net Loss per Common Share

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the year ended December 31, 2017 and December 31, 2016 does not include share equivalents as all warrants and options exceeded the average market price of the Common Stock.

	For the Year Ended December 31,
	2017	2016

Basic net loss per share:
Net loss	$(2,549,306)	$(6,367,990)
Weighted-average common shares outstanding	2,550,398	2,530,705
Basic net loss per share	$(1.00)	$(2.52)
Diluted net loss per share:
Net loss	$(2,549,306)	$(6,367,990)
Weighted-average common shares outstanding	2,550,398	2,530,705
Diluted net loss per share	$(1.00)	$(2.52)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	For the Year Ended December 31,
	2017	2016

Stock options	2,051,754	2,013,574
Warrants	2,465,397	2,346,869
Total potential dilutive securities not included in loss per share	4,517,150	4,360,442

Note 5 - Property and Equipment

Property and equipment consisted of the following:

	For the Year Ended December 31,
	2017	2016

Servers, computers and other related equipment	$25,306	$25,306
Office furniture	7,915	7,915
Leasehold improvements	-	-
Total property and equipment	33,221	33,221
Less: accumulated depreciation	(30,719)	(26,680)

Total Property and Equipment	$2,502	$6,541

Depreciation expense totaled $4,039 and $14,289 for the years ended December 31, 2017 and 2016, respectively. No impairments of property and equipment occurred or were recognized during the fiscal years ended December 31, 2017 and 2016.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 6 - Debt Instruments

Notes Payable

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Principal and interest is payable in forty-eight (48) equal, consecutive monthly installments. The full principal and all accrued interest was due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of December 31, 2017 and December 31, 2016, the balance due totaled $33,550. The DECD has not commenced any collection proceedings against the Company.

On July 6, 2017, the Company entered into the Line of Credit Note with CÜR Holdings, LLC. The Line of Credit Note has a principal balance of $685,000, and a stated maturity date of December 6, 2017. The principal on the Line of Credit Note does not bear interest. The Line of Credit Note is not convertible. The Line of Credit Note ranks junior to the Company’s existing Secured Notes (as defined below). In connection with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined in Note 15 below), the Line of Credit Note was assigned and transferred to Holdings as of November 16, 2017 in exchange for 194,175 Unit Shares of Holdings and Unit Warrants to purchase 1,263,827 shares of common stock of Holdings issued to CUR Holdings, LLC. As a result, Holdings became the payee under the Line of Credit Note. Upon completion of the transaction, CUR Media is now required to pay Holdings. The assignment did not alter the obligation of the Company under the original Line of Credit Note. As of December 6, 2017, the Company is in default of its obligations to repay amounts due under the Line of Credit Note. Pursuant to the Line of Credit Note, the Company is required to pay the holder’s costs and expenses for collection, including reasonable attorneys’ fees.

As previously reported, the Company defaulted under its Digitas Agreement with Digitas, as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000 (the “Claimed Amount”), together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. On November 15, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Digitas, pursuant to which the Company agreed to pay Digitas an aggregate of $400,000, in full settlement of any and all claims arising from or relating to amounts due under the Master Multiple Services Agreement (the “Claims”). Digitas agreed to release the Company from any further Claims, subject only to the Company meeting its payment obligations under the Settlement Agreement and the Digitas Note (as defined below). Simultaneously with the execution of the Settlement Agreement, the Company issued a Promissory Note to Digitas (the “Digitas Note”) in the principal amount of $400,000. Pursuant to the Digitas Note, the Company is required to pay Digitas (a) $100,000 on or before November 17, 2017 (the “First Payment”), $100,000 on the eight (8) month anniversary of the First Payment, and (c) $200,000.00 on the one (1) year anniversary of the First Payment. If the Company defaults on its payment obligations under the Digitas Note, after notice and failure to cure, Digitas may file a Consent Judgment for the full Claimed Amount, less payments already made, if any, together with post-judgment interest and reasonable attorneys’ fees and costs incurred by Digitas for purposes of collection. At the effective time of the Initial Closing of the Preferred Stock Unit Offering (as defined in Note 15 below), the Company made the First Payment of $100,000 to Digitas.

Convertible Promissory Notes, net

On October 20, 2015, October 26, 2015, November 13, 2015, November 24, 2015, November 30, 2015, December 30, 2015 and January 14, 2016, the Company closed on Securities Purchase Agreements (the “Unsecured Note Purchase Agreements”) with certain "accredited investors" (the “Unsecured Note Buyers”), pursuant to which the Unsecured Note Buyers purchased 12% Unsecured Convertible Promissory Notes of the Company (the “Unsecured Notes”) in the aggregate principal amount of $2,113,500 (the "Unsecured Convertible Note Offering"). The aggregate gross proceeds to the Company from the Unsecured Convertible Note Offering were $2,113,500 (before deducting expenses related to the purchase and sale of the Unsecured Notes of $45,000), of which $586,000 of the proceeds were from members of the Company’s board of directors.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 6 - Debt Instruments (Continued)

The Unsecured Notes have an aggregate principal balance of $2,113,500 and a stated maturity date of 5 years from the date of issuance. The principal on the Unsecured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. On April 12, 2016, with the closing of the Secured Convertible Notes Offering, certain terms of the Unsecured Notes were amended. Under the new terms of the Unsecured Notes, upon the closing of $15,000,000 in equity securities ("Equity Financing Securities") by the Company (in this case, a "Qualified Offering") all of the outstanding principal amount of the Unsecured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a "Mandatory Conversion") into units of the Company's securities (the "Unsecured Note Conversion Units") at a conversion price per Unsecured Note Conversion Unit equal to the lesser of (i) $5.60 or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unsecured Note Conversion Unit will consist of one share (the "Unsecured Note Conversion Unit Shares") of the Company's Common Stock, and one five-year warrant (the "Unsecured Note Conversion Unit Warrants") to purchase one additional share (the "Unsecured Note Conversion Unit Warrant Shares") of the Company's Common Stock at an exercise price of 125% of the Qualified Offering unit price. The terms of the amendment were in exchange for the Unsecured Note holders' subordination to the Secured Note holders.

The embedded conversion feature in the Unsecured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,034,037 upon issuance. The debt discount is being amortized to interest expense over the term of the loan. Refer to Note 7 for discussion of the derivative liability related to the Unsecured Notes. The unamortized debt discount was $1,218,368 at December 31, 2017 and the fair value of the derivative liability was $277,326 at December 31, 2017.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 6 - Debt Instruments (Continued)

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

The Company was unable to repay the noteholders upon maturity of the Notes. Pursuant to the terms of the Secured Notes, the Company’s failure to pay any principal or interest within 5 days of the date such payment is due constitutes an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes increased to 15%. On November 16, 2017, simultaneous with the Initial Closing (as discussed in Note 15), the holders of all of the Company’s existing Secured Notes (the “Secured Noteholders”), in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit. Upon completion of the transaction, CÜR Media is now required to pay Holdings which is classified as due to related party on the consolidated balance sheet.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 6 - Debt Instruments (Continued)

The embedded conversion feature in the Secured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,091,053 upon issuance. The debt discount was fully amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability related to the Secured Notes. The derivative liability was $1,264,978 at December 31, 2017.

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

Note 7 - Derivative Liabilities

The PPO Warrants, 2014 Broker Warrants and Warrant Agent Warrants described in Note 9 qualify for derivative classification due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the closings under the private placement offerings. The embedded conversion feature of the Unsecured Notes and Secured Notes described in Note 6 also qualifies for derivative classification. The initial fair value of these liabilities was recorded as an increase to derivative liabilities with a corresponding debt discount. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

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

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities for the periods ended December 31, 2017 and 2016.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016

Balance at the beginning of year	$292,589	$2,052,893

Addition of new derivative liabilities (warrants)	-	4,444

Change in fair value of warrants	-	(260,594)

Addition of new derivative liabilities (conversion features)	-	2,312,603

Change in fair value of the conversion features on unsecured convertible notes	225,488	(1,554,582)

Change in fair value of the conversion features on secured convertible notes	1,024,227	(1,970,760)

Reclassification of derivative liabilities to equity	-	(291,415)

Balance at the end of the year	$1,542,304	$292,589

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

The weighted average per-share fair value of each Common Stock warrant derivative liability of $1.91 was determined at March 28, 2016, the date of expiration, using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

At March 28, 2016 – warrant derivative expiration date	158.84%	1.76%	0%	3.45

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Unsecured Notes of $4.66, $0.16 and $0.89 determined at January 14, 2016 and December 31, 2016 and December 31, 2017, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on January 14, 2016	114.48%	1.52%	0%	5.00
December 31, 2016	176.74%	1.93%	0%	3.89
December 31, 2017	181.17%	2.20%	0%	3.14

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 7 - Derivative Liabilities (Continued)

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Secured Notes of $1.62, $2.69, $2.80, $2.07, $1.47, $0.19 and $1.01 determined at April 12, 2016, April 15, 2016, May 26, 2016, June 7, 2016, July 20, 2016, December 31, 2016 and December 31, 2017, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on April 12, 2016	159.81%	1.22%	0%	5.00
Issuance on April 15, 2016	161.16%	1.22%	0%	5.00
Issuance on May 26, 2016	165.03%	1.35%	0%	5.00
Issuance on June 7, 2016	165.72%	1.23%	0%	5.00
Issuance on July 20, 2016	166.24%	1.15%	0%	5.00
December 31, 2016	176.74%	1.93%	0%	4.31
December 31, 2017	181.17%	2.20%	0%	3.31

Note 8 - Related Party Transactions

During the year ended December 31, 2016, the members of the Company’s board of directors funded a total of $141,000 under the Unsecured Notes and $255,060 under the Secured Notes.

CÜR Media and Holdings are considered to be related parties based on several factors, including common control. Please reference Notes 1, 4, 9 and 12 for details the nature of the relationship and transactions between the companies.

Note 9 - Common Stock Warrants

As discussed in Note 7, certain securities the Company issued in the 2014 PPO had price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, which occurred on March 28, 2016, the Company issues additional shares of Common Stock or common stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO Warrants, 133,739 still remained with these priced-based anti-dilution rights. Upon consummation of the Offer to Amend and Exercise the PPO Warrants, and the issuance of the Warrant Agent Warrants to the Warrant Agent, the anti-dilution provisions were triggered and the non-participating warrant holders received, or are entitled to receive (i) a reduction in the price of their PPO Warrants from $26.00 per share to $23.01 per share, (ii) an aggregate of 17,180 additional shares of Common Stock, and (iii) and aggregate of 17,180 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $23.01 per share.

In addition, as discussed in Note 6, with the issuance of the Unsecured Notes, the anti-dilution provisions were triggered, and the non-participating warrant holders are now entitled to receive (i) a reduction in the price of their PPO Warrants from $23.01 per share to $20.50 per share, (ii) an aggregate of 18,674 additional shares of Common Stock, and (iii) an aggregate of 18,674 additional warrants to purchase shares of Common Stock of the Company at an exercise price of $20.50 per share.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 9 - Common Stock Warrants (Continued)

On January 8, 2017, the Company entered into an employment agreement with an investor relations analyst, pursuant to which he agreed to provide the Company with certain investor relations services. In consideration for such services, the Company issued the investor relations analyst a 5-year warrant to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.

Common Stock warrant activity during the year ended December 31, 2017 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted-Average Exercise Price

Balance as of December 31, 2016	622,576	$14.66
Granted	40,000	1.00
Cancelled/Forfeited	-	-
Exercised	-	-
Balance as of December 31, 2017	662,576	$13.83

The Company uses Level 3 inputs for its valuation methodology for the warrants issued, as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company's Common Stock, volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. The weighted average per-share fair value of each Common Stock warrant that qualified to be recorded as permanent equity of $0.32 was determined on the date of grant using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

Issuance on January 12, 2016	114.03%	1.79%	0%	6.45
Issuance on January 8, 2017	177.06%	1.89%	0%	5.00

Note 10 – Common Stock

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 11 – Equity Incentive Awards

Stock Compensation Plans

In November 2008, the Company’s board of directors adopted the 2008 Restricted Stock Plan, as amended (the "2008 Plan"). The 2008 Plan provided for the issuance of restricted common shares ("options").

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

Upon closing of the Contribution discussed in Note 1, the board of directors adopted, and the stockholders approved, the 2014 Equity Incentive Plan (the "2014 Plan") which provides for the issuance of equity awards of up to 307,693 shares of Common Stock to officers, key employees, consultants and directors. Upon effectiveness of the Contribution, 500,000 options outstanding under the 2008 Plan were exchanged for an aggregate of (i) approximately 102,681 non-statutory stock options to purchase shares of the Company's Common Stock at an average exercise price of approximately $2.86 per share, and (ii) approximately 24,335 restricted stock awards (of which approximately 17,068 were fully vested and represented approximately 17,068 issued and outstanding shares of the Company's Common Stock). On April 21, 2014, we amended our 2014 Plan to increase the total number of shares of our Common Stock reserved for issuance thereunder from 307,693 to 326,924. On October 8, 2014, we amended our 2014 Plan to increase the total number of shares of our Common Stock reserved for issuance thereunder from 326,924 to 338,462.

The number of shares of our Common Stock subject to the 2014 Plan, any number of shares subject to any numerical limit in the 2014 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

On September 25, 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the "2015 Plan") to provide the Company with flexibility in its ability to motivate, attract, and retain the services of members of the board of directors, key employees and consultants. The 2015 Plan provides for the issuance of equity awards of up to 307,693 shares of Common Stock. The 2015 Plan was amended on September 23, 2016 to make certain clarifications with respect to the grant of incentive stock options under the 2015 Plan.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 11 – Equity Incentive Awards (Continued)

Stock Options

Option activity during the year ended December 31, 2017 was as follows:

	Options Outstanding
	Outstanding Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Balance as of January 1, 2017	269,107	$7.32	0.0
Granted	-	$-
Cancelled/Forfeited	-	$-
Exercised	-	$-
Balance as of December 31, 2017	269,107	$7.32	0.0
Exercisable December 31, 2017	269,107	$7.32

Summary information regarding the options outstanding and exercisable at December 31, 2017 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding (in shares)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in shares)	Weighted Average Exercise Price

$ 0.50 - 4.00	107,754	-	$1.23	107,754	$1.23

$ 4.01 - 8.00	43,671	-	$6.66	43,671	$6.66

$ 8.01 - 12.00	7,678	-	$9.47	7,678	$9.47

$ 12.01 - 23.01	110,004	-	$13.41	110,004	$13.41

	269,107			269,107

Valuation of Awards

Under ASC 718, the weighted average grant date fair value of options granted was $3.79 for options granted for the year ended December 31, 2016. There were no grants for the year ended December 31, 2017. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes model using the following weighted average assumptions:

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 11 – Equity Incentive Awards (Continued)

December 31, 2016
Exercise Price	2.75
Expected life (years)	6.00
Risk-free interest rate	1.93%
Expected volatility	176.74%
Expected dividend yield	0%

The expected life of options granted represents the weighted average period that the options are expected to remain outstanding. The Company determined the expected life assumption based on the Company's historical exercise behavior combined with estimates of the post-vesting holding period. Prior to May 2015, the expected volatility used in the valuation of the stock options was based on historical volatility of publicly traded peer companies due to the limited trading history of the Company's Common Stock. During the second quarter of 2015, the expected stock price volatility for the Company's stock options was based on the historical volatility since the date of the Company's 2014 PPO. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on its stock options.

Options to Non-Employees

The per-share fair value of options granted to non-employees is estimated on the date of grant and then re-measured each reporting period until the options vest using the Black- Scholes option pricing model with the same assumptions as those used for employee awards with the exception of expected term. The expected term for non- employee awards is the contractual term of 10 years on the date of grant. As of December 31, 2017 and 2016, a total of 23,777 options issued to non-employees were outstanding, and 23,777 were vested.

During the years ended December 31, 2017 and 2016, no stock-based compensation expenses related to option grants made to non-employees was recorded and all compensation cost related to stock options granted to non-employees was previously recognized. The fair value of these options will be re-measured each reporting date until the options vest. The re-measured fair value will be recognized as compensation expense over the remaining vesting term of the options.

Stock-based Compensation Expense

As of December 31, 2017, total compensation cost related to stock options granted, but not yet recognized, was $0 given that the Company laid off its entire workforce. Stock-based compensation expenses related to all employee and non-employee stock-based awards for the year ended December 31, 2017 and 2016 were $0 and $183,950, respectively.

Restricted Stock Awards

The Company issued restricted stock awards with respect to 24,335 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of December 31, 2017 and December 31, 2016, 24,335 restricted common shares were outstanding but not yet issued under these awards. The Company is obligated to issue these awards upon request by the holder of the award. During each of the twelve-month periods ended December 31, 2017 and 2016, the Company recorded $0 in stock based. As of December 31, 2017, there was no unrecognized stock-based compensation expense related to restricted stock awards granted.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 12 - Income Taxes

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

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities including valuation allowance were adjusted to reflect the reduction in the U.S. corporate tax rates from 35% to 21%. This resulted in a $2,255,396 reduction in the provision and corresponding valuation allowance.

Income tax provision (benefit) for the year ended December 31, 2017 and 2016 is summarized below:

	2017	2016

Net operating loss carryforwards - Federal	$3,795,457	5,706,090
Net operating loss carryforwards - State	95,066	582,490
Stock-based compensation	85,961	139,174
Other temporary differences	238,341	425,358
Totals	4,214,825	6,853,112
Less valuation allowance	(4,214,825)	(6,853,112)
Deferred tax assets	$-	-

As of December 31, 2017, the Company had potentially utilizable Federal and state net operating loss tax carryforwards of approximately $18,799,000 and $20,179,000, respectively. The net operating loss tax carryforwards will start to expire in 2033.

The utilization of the Company's net operating losses may be subject to limitation due to the "change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences as of December 31, 2017 and 2016 are as follows:

	2017	2016
Statutory Federal tax rate	21.0%	34.0%
State income tax rate (net of Federal)	2.9%	6.2%
Other permanent differences	(10.6)%	7.5%
Effect of valuation allowance	(13.4)%	(47.7)%
Effective tax rate	0.0%	0.0%

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, at December 31, 2017 the Company determined that a valuation allowance should be recognized against deferred tax assets because, based on the weight of available evidence, it is more likely than not (i.e. greater than 50% probability) that some portion or all of the deferred tax asset may not be realized in the future. The Company recognized a reserve of 100% of the amounts of the deferred tax assets in the amount of $5,461,295.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 12 - Income Taxes (Continued)

There are open statues of limitations for taxing authorities in federal and state jurisdictions to audit the Company's tax returns from 2012 through the current period. There have been no income tax related interest or penalties assessed or recorded.

Note 13 - Commitments and Contingencies

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

On October 12, 2016, CÜR Media received a notice of default from Zuora confirming that the Company was in default under the Master Subscription Agreement with Zuora as a result of the Company’s failure to pay Zuora past due balances in the amount of $112,734 for the services they provided under the Master Subscription Agreement.

On July 31, 2017, the Company and Zuora signed a new order form (“New Order Form”) under the Master Subscription Agreement, providing for the full settlement and release of the parties from all obligations under the old order form, dated July 31, 2014, in consideration for entering into the New Order Form. Upon execution of the New Order Form, the Company paid Zuora $125,000 and accrued $25,000 as of December 31, 2017 for the first year of the three-year agreement for Zuora to provide subscription services to the Company.

As of December 31, 2017, the Company has paid Zuora $125,000.

Distribution Agreement with MediaNet

On November 10, 2014, the Company entered into a Distribution Agreement (the “MediaNet Agreement”) with MediaNet Digital, Inc. (“MediaNet”) which provided the Company with a catalog of sound recordings and metadata which enabled and provided for the delivery of sound recordings to end users of CÜR Music. The agreement remains in effect for a period of three years following the effective date of November 7, 2014. The agreement automatically renews for successive one-year terms unless terminated by MediaNet or the Company.

Pursuant to the agreement, the Company was required to pay a set-up fee. In addition, the Company was required to pay a monthly technology licensing fee during the initial term, a monthly usage fee and pay for any additional professional services and technical assistance or customization of approximately $10,000 in the aggregate. To date, the Company has not received a notice of default from MediaNet and the MediaNet Agreement has not been terminated.

As of December 31, 2017, the Company has not made any payments to MediaNet however has accrued for balances due. The Company intends to cure the default and/or enter into a new contract with MediaNet now that it is adequately funded.

Content Licenses

The Company entered into agreements with certain music labels (“Music Label Agreements”), pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the music labels (“Music Labels”) in connection with CUR Music. The Company had also entered into agreements with certain music publishing companies (“Publishing Agreements”), pursuant to which the Company was been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the music publishers (“Music Publishers”) in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the "Content Agreements," the Music Labels and Music Publishers may be collectively referred to herein as the "Content Providers."

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 13 - Commitments and Contingencies (Continued)

The Company was not able to make the initial payments when due on January 31, 2016. As a result, the Company’s Music Label Agreements with Sony Music Entertainment ("SME") and UMG Recordings, Inc. ("UMG") were terminated as a result of the Company’s failure to pay SME and UMG the advances due pursuant to such agreements, respectively. The Company also defaulted of its Music Label Agreement with Warner Music, Inc. (“WMG”) as a result of the Company’s failure to pay WMG the advance due pursuant to such agreement. WMG did not initiate termination of their agreement.

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

Minimum payments to be paid by the Company and/or Holdings related to the previously described contracts is summarized as follows:

Twelve Months Ended December 31,	Total

2018	9,730,000	*

2019	23,500,000	*

2020	14,337,500	*

_______________

*	Additional contract terms include per subscriber, stream or percentage of revenue charges.

Note 14 – Legal Proceedings

The Company defaulted under its Master Multiple Services Agreement (the “Digitas Agreement”) with Digitas, Inc., a Massachusetts corporation (“Digitas”), as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000 (the “Claimed Amount”), together with pre-judgment interest, post- judgment interest, costs, and attorneys’ fees. As discussed in Note 6, a settlement agreement and mutual release was entered into on November 15, 2017.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 14 – Legal Proceedings (Continued)

Certain of the Company’s former employees filed outstanding claims against the Company for payment of unpaid wages totaling $50,000 which are accrued and remain outstanding. The Company has agreed to settlements on other employee claims totaling $237,343 which also are accrued and remain outstanding.

Cybercoders, Inc. (“Cybercoders”), a recruiter used in connection with certain employee placements, has filed a claim against the Company for failure to pay Cybercoders past due balances for the services they provided. The Company and Cybercoders have agreed to a settlement amount of $5,000.

24G, LLC (“24G”), a consultant that provided the Company with marketing services, has filed a claim against the Company for failure to pay 24G past due balances in the amount of $71,898 for the services they provided. The Company reached settlement with 24G in November 2017.

A consultant that provided the Company with software development services, has filed a claim against the Company for failure to pay past due balances for services provided. A judgement was entered and recorded in the Circuit Court for Montgomery County, Maryland for $60,000 which was accrued by the Company.

An attorney for iTexico LLC (“iTexico”), a software developer the Company used, has contacted the Company in an effort to collect $53,750 of past due balances iTexico claims it is owed for the services they provided. The Company reached a settlement amount of $9,000 with iTexico in November 2017.

We are currently not aware of any other pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority

Note 15 – CUR Holdings, Inc.

Transactions and Proposed Additional Transactions with Holdings

Holdings was formed in the State of Delaware on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space. On September 11, 2017, the Company entered into the Term Sheet with Holdings pursuant to which the Company and Holdings agreed to consummate either the Merger or the Asset Transfer, under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives SEC Clearance, Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity; provided, however, that the boards of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences Administrative Proceedings against the Company, and such proceedings result in the SEC Revocation, the Company and Holdings will, subject to any required shareholder approval, enter into the Asset Transfer; provided, however, that the boards of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 15 – CUR Holdings, Inc. (Continued)

The net proceeds from the Preferred Stock Unit Offering and $2.5 Million Note Offering (as defined below) (together, the “Offerings”), in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels (as defined below) sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend the Post-Closing Line of Credit Note to the Company, for up to the full amount of the aggregate net proceeds from the Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note (as defined below), and (2) for working capital and general corporate purposes. Management also feels it can enter into structured settlements with vendors and streaming services. While there is a process for requesting and approving drawdowns, it is not formally documented, approval is on a case by case basis and the terms and associated interest on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

In connection with the Initial Closing of the Preferred Stock Unit Offering, Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for (a) gross proceeds of $6,154,362 from the Preferred Stock Unit Offering.

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

In addition, simultaneously with the Initial Closing of the Preferred Stock Unit Offering, the holders (the “Secured Noteholders”) of all of the Company’s existing 12% senior secured convertible promissory notes, in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203 (each, a “Secured Note” and, collectively, the “Secured Notes”), assigned, conveyed, transferred and set over to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00. Upon completion of the transaction, CÜR Media will be required to pay Holdings.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 15 – CUR Holdings, Inc. (Continued)

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

As mentioned above, if the Company receives SEC Clearance (or, at the discretion of the boards of directors of the Company and Holdings, as described above), Holdings will consummate the Merger. The Company and Holdings anticipate that the Merger, if consummated, will qualify as a tax-free reorganization under the U.S. Internal Revenue Code.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 15 – CUR Holdings, Inc. (Continued)

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

As mentioned above, if there is an SEC Revocation of the Company’s Common Stock under the Exchange Act (or, at the discretion of the boards of directors of the Company and Holdings, as described above), the Company and Holdings will consummate the Asset Transfer.

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

CÜR MEDIA, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 15 – CUR Holdings, Inc. (Continued)

•	the Line of Credit Note, the Secured Notes, and the Post-Closing Line of Credit Note will be forgiven and canceled by Holdings as partial consideration for the transfer to Holdings of the assets and liabilities constituting the Company’s Music Streaming Business;

•	Holdings will remain responsible for the obligations under the $2,500,000 New Note; and

•	and sublicenses under the relevant New Music Label Agreements with the Music Labels will terminate.

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

The Company and Holdings have two common members on their boards of directors. However, they are two separate and distinct entities with two completely different sets of officers running their day-to-day affairs, separate corporate offices where their books and records are separately kept, and very different shareholder bases. Further, while Holdings has agreed to extend a line of credit to the Company for up to the full amount of the aggregate net proceeds from the Holdings Offerings, drawdowns against the line of credit must be requested by the Company and approved by Holdings. Requests may be approved or rejected by Holdings on a case-by-case basis.

The following exhibits are included as part of this Annual Report:

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.2	Certificate of Incorporation, filed November 17, 2011 (1)
3.2	3.2	Amended and Restated Articles of Incorporation, filed January 31, 2014 (2)
3.3	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant, filed February 9, 2016 (10)
3.4	3.3	By-Laws of the Registrant (1)
3.5	3.1	Amended and Restated Bylaws of the Registrant (8)
4.1	4.1	Form of 12% Unsecured Convertible Promissory Note (9)
4.2	4.2	Form of Unit Warrant in connection with Unsecured Convertible Note Offering (9)
4.3	4.5	Form of 12% Senior Secured Convertible Promissory Note (11)
4.4	4.6	Form of Unit Warrant in connection with Secured Convertible Note Offering (11)
4.5	4.7	Form of Placement Agent Warrant in connection with Secured Convertible Note Offering (11)
10.1†	10.11	2014 Equity Incentive Plan (2)
10.2†	10.1	First Amendment to 2014 Equity Incentive Plan (4)
10.3†	10.1	Second Amendment to 2014 Equity Incentive Plan (5)
10.4†	10.13	Form of Non-Qualified Stock Option Agreement for 2014 Equity Incentive Plan (3)
10.5†	10.1	2015 Equity Incentive Plan (8)
10.6†	10.2	Form of Non-Qualified Stock Option Agreement for 2015 Equity Incentive Plan (8)
10.7	10.1	Form of Securities Purchase Agreement in connection with Unsecured Convertible Note Offering (7)
10.8	10.4	Form of Second Omnibus Amendment to Transaction Documents in connection with Unsecured Convertible Note Offering (6)
10.9	10.2	Escrow Agreement in connection with Unsecured Convertible Note Offering (7)
10.10	10.3	Form of Registration Rights Agreement in connection with Unsecured Convertible Note Offering (7)
10.11	10.32	Form of Securities Purchase Agreement in connection with Secured Convertible Note Offering (11)
10.12	10.33	Escrow Agreement in connection with Secured Convertible Note Offering (11)
10.13	10.34	Security Agreement in connection with Secured Convertible Note Offering (11)
10.14	*	Six-Month Line of Credit Note
10.15	*	Term Sheet with CUR Holdings, Inc.
10.16	*	Form of Securities Purchase Agreement in connection with Holdings Preferred Stock Unit Offering
10.17	*	Form of Voting Agreement in connection with Holdings Preferred Stock Unit Offering
10.18	*	Form of Security Agreement in connection with Holdings Preferred Stock Unit Offering
10.19	*	Form of Omnibus Registration Rights Agreement in connection with Holdings Preferred Stock Unit Offering
10.20	*	Form of Securities Purchase Agreement in connection with $2.5 Million Note Offering
10.21	*	Form of Security Agreement in connection with $2.5 Million Note Offering
10.22	*	Form of Assignment and Transfer Agreement in connection with transfer of Secured Notes
10.23	*	Form of Voting Agreement in connection with transfer of Secured Notes
10.24	*	Form of Voting Agreement
10.25†	10.9	Employment Agreement, dated January 28, 2014, between the Registrant and Thomas Brophy (2)
10.26†	10.1	Employment Letter with John Egazarion (12)
10.27†	10.1	Employment Letter with Michael Betts (12)
10.28†	10.1	Employment Letter with Kelly Sardo (13)
14.1	14.1	Code of Business Conduct and Ethics of the Registrant (8)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1)

Filed with the Securities and Exchange Commission on September 7, 2012, as an exhibit, numbered as indicated above, to the Registrant's Registration Statement on Form S-1 (file no. 333-183760), which exhibit is incorporated herein by reference.

92

(2)

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

(6)

Filed with the Securities and Exchange Commission on May 23, 2016, as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which exhibit is incorporated herein by reference.

(7)

Filed with the SEC on October 26, 2015, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated October 20, 2015, which exhibit is incorporated herein by reference.

(8)

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

(11)

Filed with the Securities and Exchange Commission on April 14, 2016, as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, which exhibit is incorporated herein by reference.

(12)

Filed with the Securities and Exchange Commission on January 8, 2018, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated January 2, 2018, which exhibit is incorporated herein by reference.

(13)

Filed with the Securities and Exchange Commission on February 16, 2018, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated February 12, 2018, which exhibit is incorporated herein by reference.

†	Management contract or compensatory plan or arrangement
*	Filed herewith

93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CÜR MEDIA, INC.

Dated: May 7, 2018	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2018	By:	/s/ Kelly Sardo
	Name:	Kelly Sardo
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Brophy
Thomas Brophy	President and Chief Executive Officer	May 7, 2018

/s/ William West Duker
William West Duker	Director	May 7, 2018

/s/ Edward P. Swyer
Edward P. Swyer	Director	May 7, 2018

94

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.2	Certificate of Incorporation, filed November 17, 2011 (1)
3.2	3.2	Amended and Restated Articles of Incorporation, filed January 31, 2014 (2)
3.3	3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation of Registrant, filed February 9, 2016 (10)
3.4	3.3	By-Laws of the Registrant (1)
3.5	3.1	Amended and Restated Bylaws of the Registrant (8)
4.1	4.1	Form of 12% Unsecured Convertible Promissory Note (9)
4.2	4.2	Form of Unit Warrant in connection with Unsecured Convertible Note Offering (9)
4.3	4.5	Form of 12% Senior Secured Convertible Promissory Note (11)
4.4	4.6	Form of Unit Warrant in connection with Secured Convertible Note Offering (11)
4.5	4.7	Form of Placement Agent Warrant in connection with Secured Convertible Note Offering (11)
10.1†	10.11	2014 Equity Incentive Plan (2)
10.2†	10.1	First Amendment to 2014 Equity Incentive Plan (4)
10.3†	10.1	Second Amendment to 2014 Equity Incentive Plan (5)
10.4†	10.13	Form of Non-Qualified Stock Option Agreement for 2014 Equity Incentive Plan (3)
10.5†	10.1	2015 Equity Incentive Plan (8)
10.6†	10.2	Form of Non-Qualified Stock Option Agreement for 2015 Equity Incentive Plan (8)
10.7	10.1	Form of Securities Purchase Agreement in connection with Unsecured Convertible Note Offering (7)
10.8	10.4	Form of Second Omnibus Amendment to Transaction Documents in connection with Unsecured Convertible Note Offering (6)
10.9	10.2	Escrow Agreement in connection with Unsecured Convertible Note Offering (7)
10.10	10.3	Form of Registration Rights Agreement in connection with Unsecured Convertible Note Offering (7)
10.11	10.32	Form of Securities Purchase Agreement in connection with Secured Convertible Note Offering (11)
10.12	10.33	Escrow Agreement in connection with Secured Convertible Note Offering (11)
10.13	10.34	Security Agreement in connection with Secured Convertible Note Offering (11)
10.14	*	Six-Month Line of Credit Note
10.15	*	Term Sheet with CUR Holdings, Inc.
10.16	*	Form of Securities Purchase Agreement in connection with Holdings Preferred Stock Unit Offering
10.17	*	Form of Voting Agreement in connection with Holdings Preferred Stock Unit Offering
10.18	*	Form of Security Agreement in connection with Holdings Preferred Stock Unit Offering
10.19	*	Form of Omnibus Registration Rights Agreement in connection with Holdings Preferred Stock Unit Offering
10.20	*	Form of Securities Purchase Agreement in connection with $2.5 Million Note Offering
10.21	*	Form of Security Agreement in connection with $2.5 Million Note Offering
10.22	*	Form of Assignment and Transfer Agreement in connection with transfer of Secured Notes
10.23	*	Form of Voting Agreement in connection with transfer of Secured Notes
10.24	*	Form of Voting Agreement
10.25†	10.9	Employment Agreement, dated January 28, 2014, between the Registrant and Thomas Brophy (2)
10.26†	10.1	Employment Letter with John Egazarion (12)
10.27†	10.1	Employment Letter with Michael Betts (12)
10.28†	10.1	Employment Letter with Kelly Sardo (13)
14.1	14.1	Code of Business Conduct and Ethics of the Registrant (8)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

 __________

(1)

Filed with the Securities and Exchange Commission on September 7, 2012, as an exhibit, numbered as indicated above, to the Registrant's Registration Statement on Form S-1 (file no. 333-183760), which exhibit is incorporated herein by reference.

95

(2)

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

(6)

Filed with the Securities and Exchange Commission on May 23, 2016, as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which exhibit is incorporated herein by reference.

(7)

Filed with the SEC on October 26, 2015, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated October 20, 2015, which exhibit is incorporated herein by reference.

(8)

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

(11)

Filed with the Securities and Exchange Commission on April 14, 2016, as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, which exhibit is incorporated herein by reference.

(12)

Filed with the Securities and Exchange Commission on January 8, 2018, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated January 2, 2018, which exhibit is incorporated herein by reference.

(13)

Filed with the Securities and Exchange Commission on February 16, 2018, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K, dated February 12, 2018, which exhibit is incorporated herein by reference.

†	Management contract or compensatory plan or arrangement
*	Filed herewith

96