Form 10-Q
period 2018-03-31
CUR MEDIA, INC.
filed 2018-05-21
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

As of May 21, 2018, there were 2,526,663 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding, 20,174 of which had not yet been issued.

 CÜR MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission (“SEC”) on May 7, 2018 (“Annual Report”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$110,287	$153,979
Prepaid expenses	1,000,000	1,000,000
TOTAL CURRENT ASSETS	1,110,287	1,153,979

Security deposit	25,500	-
Property and equipment, net	9,732	2,502

TOTAL ASSETS	$1,145,519	$1,156,481

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITES
Accounts payable	$2,459,203	$2,399,723
Accrued liabilities and other current liabilities	2,836,960	2,621,322
Line of credit – related party	2,641,566	1,847,670
Note payable	33,550	33,550
Note payable – related party	685,000	685,000
Secured convertible promissory notes, net – related party	2,514,880	2,514,880
Derivative liabilities	1,477,257	1,542,304
TOTAL CURRENT LIABILITIES	12,648,416	11,644,449

Note payable - vendor	300,000	300,000
Unsecured Convertible promissory notes, net	996,834	895,132
TOTAL LONG-TERM LIABILITIES	1,296,834	1,195,132

TOTAL LIABILITIES	13,945,250	12,839,581

STOCKHOLDERS’ DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of March 31, 2018 or December 31, 2017)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 2,526,663 issued at March 31, 2018 and December 31, 2017, and 2,550,998 outstanding at March 31, 2018 and December 31, 2017, respectively)	253	253
Additional Paid-In-Capital	11,935,233	11,935,233
Accumulated Deficit	(24,735,217)	(23,618,586)

TOTAL STOCKHOLDERS’ DEFICIENCY	(12,784,731)	(11,683,100)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,145,519	$1,156,481

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017

REVENUES	$-	$292

OPERATING EXPENSES
Research and development	734,668	42,212
General and administrative	195,949	109,167
Depreciation and amortization	1,027	1,802

TOTAL OPERATING EXPENSES	931,644	153,181
		`
OTHER INCOME (EXPENSE)
Interest expense	(259,420)	(259,170)
Interest income	34	-
Gain from relief of debt	9,352	2,741
Change in fair value of derivative liabilities	65,047	(226,229)

TOTAL OTHER INCOME (EXPENSE)	(184,987)	(482,658)

NET LOSS	$(1,116,631)	$(635,547)

Basic and diluted net loss per share	$(0.44)	$(0.25)

Weighted average number of shares outstanding basic and diluted	2,550,998	2,550,998

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,116,631)	$(635,547)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on debt relief	(9,352)	(2,741)
Depreciation and amortization	1,027	1,802
Non-cash interest expense	101,701	101,701
Share based consulting services	-	12,945
Change in fair value of derivative liabilities	(65,047)	226,229
Changes in assets and liabilities
Prepaid expenses	-	-
Other current assets	-	-
Accounts payable	68,832	121,390
Accrued liabilities and other current liabilities	215,638	172,806
Net cash used in operating activities	(803,832)	(1,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposit	(25,500)	-
Purchases of property and equipment	(8,257)	-
Net cash used in investing activities	(33,757)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit – related party	793,897	-
Net cash provided by financing activities	793,897	-

NET DECREASE IN CASH	(43,692)	(1,413)

CASH, BEGINNING OF PERIOD	153,979	1,508

CASH, END OF THE PERIOD	$110,287	$95

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

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

CÜR Media, LLC (formerly known as Raditaz, LLC) (“Raditaz”) was formed in Connecticut on February 15, 2008. On January 28, 2014, the members of Raditaz contributed their Raditaz membership interests (the “Contribution”) to the Company in exchange for approximately 769,231 shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”), which resulted in Raditaz being a wholly owned subsidiary of the Company. Each membership interest of Raditaz was automatically converted into shares of the Company’s Common Stock, with the result that the 39,249,885 membership interests outstanding immediately prior to the Contribution were converted into approximately 769,231 shares of the Company’s Common Stock outstanding immediately thereafter.

As a result of the Contribution, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices (the “Music Streaming Business”). The Company is currently developing CÜR Music, a hybrid internet radio and on-demand music streaming service “CÜR Music”).

CUR Holdings, LLC, was formed in New York on July 6, 2017, for the purpose of making strategic investments of up to $1,000,000. On July 6, 2017, CÜR Holdings, LLC made available to the Company up to $685,000, in exchange for which it received a Line of Credit Promissory Note from the Company in the principal amount of $685,000 (“Line of Credit Note”). As of November 16, 2017, CUR Holdings, LLC had loaned the Company the full $685,000. In connection with the Initial Closing (as defined in Note 11 below) of the Preferred Stock Unit Offering (as defined in Note 11), the Line of Credit Note was assigned and transferred to CUR Holdings, Inc., a Delaware corporation (“Holdings”), in exchange for 194,175 Unit Shares (as defined in Note 11 below”) of Holdings and Unit Warrants (as defined in Note 11) to purchase 1,263,827 shares of common stock of Holdings issued to CUR Holdings, LLC. As a result, CUR Holdings, Inc. became the payee under the Line of Credit Note. Upon completion of the transaction, the Company became obligated to pay CUR Holdings, Inc.

Holdings was formed in the State of Delaware on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space. On September 11, 2017, the Company entered into a term sheet (the “Term Sheet”) with Holdings, pursuant to which the Company and Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed Administrative Proceedings (as defined in Note 3 below), or, if instituted, will discontinue such proceedings (“SEC Clearance”), Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed Administrative Proceedings (as defined in Note 11 below) against the Company, and such proceedings result in the revocation of the registration of the Company’s Common Stock under the Exchange Act (“SEC Revocation”), the Company and Holdings will, subject to any required shareholder approval, enter into a fair value asset purchase and sale transaction, pursuant to which Holdings will acquire all of the intellectual property and other assets and liabilities constituting the Company’s Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

On November 16, 2017, Holdings simultaneously consummated (a) the Initial Closing (as defined in Note 11 below) of its Preferred Stock Unit Offering (as defined in Note 11 below) and (b) the closing of the $2.5 Million Note Offering (collectively, the “Holdings Offerings”). The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent) are to be used to pay the required Label Advances (as defined in Note 8 below) to the Music Labels (as defined in Note 8 below) sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, and to extend a line of credit to the Company (the “Post-Closing Line of Credit Note”) for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note (as defined in Note 11 below), and (2) for working capital and general corporate purposes. While there is a process for requesting and approving drawdowns, it is not formally documented, approval is on a case-by-case basis, and the terms and associated interest on the Post-Closing Line of Credit Note is to be determined and will be reflected in the definitive documentation for the transaction. As of December 31, 2017 and March 31, 2018, borrowings from the Post-Closing Line of Credit Note were $1,847,670 and $2,641,566, respectively.

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

Certain information in footnote disclosures normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which the Company filed with the Securities and Exchange Commission (“SEC”) on May 7, 2018 (“Annual Report”), as updated in subsequent filings the Company has made with the SEC.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report as filed with the SEC on May 7, 2018. Please refer to the Company’s Annual Report for in depth review of accounting policies in place. Certain select accounting policies are as follows:

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock, plus the effect of dilutive potential common shares from outstanding stock options during the period using the treasury stock method. At March 31, 2018 and 2017, the number of shares underlying options and warrants that were anti-dilutive was approximately 4,991,475 shares and 4,517,150 shares, respectively.

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

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business and does not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

The Company has incurred net losses since inception, including a net loss of $1,116,631 for the three months ending March 31, 2018. The Company has developed CÜR Music, a hybrid internet radio and on-demand music streaming service and has not generated significant revenue from operations and anticipates needing additional capital prior to launching CÜR Music to execute the current operating plan and make required payments to Content Providers (defined below). As of March 31, 2018, we had a working capital deficit of $11,538,129. As of December 31, 2017, we had a working capital deficit of $10,490,470. The increase of $1,047,659, or approximately 10%, in working capital deficit was attributable to an increase in accounts payable of $68,832 (excluding decreases in accounts payable from debt relief), accrued and other current liabilities of $215,638, and an increase in the related party line of credit of $793,897. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Refer to Notes 1 and 11 pertaining to the formation of Holdings in connection with raising capital for the purpose of extending funds to the Company as well as assuming various obligations and contracts on behalf of the Company.

The Company is actively seeking sources of equity or debt financing in order to support its operations and for marketing expenditures related to the launch of CÜR Music. Financing discussions have started, however no specific terms have been set. The Company expects to launch (availability to the public via iTunes and Google Play app stores) its CÜR Music streaming product in the second or third quarter of 2018 utilizing funds from Holdings Offerings through a Post-Closing Line of Credit Note between Holdings and the Company. No assurances can be provided that these funds will be sufficient to launch CÜR Music or to sustain the Company’s operating cash requirements until cash flow from operations are achieved, if ever. In addition, there are no assurances that the Company will secure additional financing or achieve and sustain a profitable level of operations. To the extent that the Company is unsuccessful in its plans, there could be a material adverse effect on the Company, which may include ceasing operations entirely.

Note 3 – Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and intense competition. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, content licensing, regulatory and other risks including the potential for business failure.

In addition to certain risks and uncertainties detailed below, a description of some of the risks and uncertainties that could affect the Company’s business appears in the section captioned “Risk Factors” and Note 3 to the Financial Statements in the Company’s Annual Report filed with the SEC on May 7, 2018.

SEC Wells Notice

On July 19, 2017, the Company received a “Wells Notice” from the staff (the “Staff”) of the SEC. The Wells Notice provides notification to the Company that the Staff has made a preliminary determination to recommend that the SEC institute administrative proceedings against the Company (“Administrative Proceedings”) pursuant to Sections 12(j) and 12(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based solely upon the Company’s failure to comply with its reporting obligations under Section 13(a) of the Exchange Act. Sections 12(j) grants the SEC the right, after notice and opportunity for a hearing, to revoke the registration of a security. Section 12(k) grants the SEC the right to suspend trading in a security.

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

As of the date of this report, the Company has filed all of the delinquent reports and is once again current with its SEC filings.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Note 4 - Debt Instruments

Notes Payable

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Principal and interest is payable in forty-eight (48) equal, consecutive monthly installments. The full principal and all accrued interest was due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of each of March 31, 2018 and December 31, 2017, the balance due totaled $33,550. The DECD has not commenced any collection proceedings against the Company.

On July 6, 2017, the Company entered into a Six-Month Promissory Note with CÜR Holdings, LLC. The Six-Month Promissory Note has a principal balance of $685,000, and a stated maturity date of December 6, 2017. The principal on the Note does not bear interest. The Note is not convertible. The Note ranks junior to the Company’s existing Secured Notes (as defined below). In connection with the Initial Closing (as defined in Note 11 below) of the Preferred Stock Unit Offering (as defined in Note 11 below), the Six-Month Promissory Note was assigned and transferred to CUR Holdings, Inc. on November 16, 2017 in exchange for 194,175 Unit Shares (as defined in Note 11 below) of CUR Holdings, Inc. and Unit Warrants (as defined in Note 11 below) to purchase 1,263,827 shares of common stock of CUR Holdings, Inc. issued to CUR Holdings, LLC. As a result, CUR Holdings, Inc. became the payee under the Note. Upon completion of the transaction, the Company became obligated to pay CUR Holdings, Inc. The assignment did not alter the obligation of the Company under the original Note. As of March 31, 2018, the Company was in default of its obligations to repay amounts due under the Note. Pursuant to the Note, the Company is required to pay the holder’s costs and expenses for collection, including reasonable attorneys’ fees.

The Company defaulted under its Agreement with Digitas, as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000 (the “Claimed Amount”), together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. On November 15, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Digitas, pursuant to which the Company agreed to pay Digitas an aggregate of $400,000, in full settlement of any and all claims arising from or relating to amounts due under the Master Multiple Services Agreement (the “Claims”). Digitas agreed to release the Company from any further Claims, subject only to the Company meeting its payment obligations under the Settlement Agreement and the Digitas Note (as defined below). Simultaneously with the execution of the Settlement Agreement, the Company issued a Promissory Note to Digitas (the “Digitas Note”) in the principal amount of $400,000. Pursuant to the Digitas Note, the Company (a) paid Digitas $100,000 on November 16, 2017 (the “First Payment”), and (b) is required to pay Digitas (i) $100,000 on the eight (8) month anniversary of the date of the First Payment, and (ii) $200,000.00 on the one (1) year anniversary of the date of the First Payment. If the Company defaults on its payment obligations under the Digitas Note, after notice and failure to cure, Digitas may file a Consent Judgment for the full Claimed Amount, less payments already made, if any, together with post-judgment interest and reasonable attorneys’ fees and costs incurred by Digitas for purposes of collection.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Unsecured Convertible Promissory Notes, net

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

The Unsecured Notes have an aggregate principal balance of $2,113,500 and a stated maturity date of 5 years from the date of issuance. The principal on the Unsecured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. On April 12, 2016, with the closing of the Secured Convertible Note Offering (as defined below), certain terms of the Unsecured Notes were amended. Under the new terms of the Unsecured Notes, upon the closing of $15,000,000 in equity securities (“Equity Financing Securities”) by the Company (in this case, a “Qualified Offering”) all of the outstanding principal amount of the Unsecured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Unsecured Note Conversion Units”) at a conversion price per Unsecured Note Conversion Unit equal to the lesser of (i) $5.60 or (ii) a 20% discount to the price per share of the Equity Financing Securities. Each Unsecured Note Conversion Unit will consist of one share (the “Unsecured Note Conversion Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Unsecured Note Conversion Unit Warrants”) to purchase one additional share (the “Unsecured Note Conversion Unit Warrant Shares”) of the Company’s Common Stock at an exercise price of 125% of the Qualified Offering unit price. The terms of the amendment were in exchange for the Unsecured Note Buyers’ subordination to the Secured Note Buyers (as defined below).

The embedded conversion feature in the Unsecured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,034,037 upon issuance. The debt discount is being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability related to the Unsecured Notes. The unamortized debt discount was $1,116,787 at March 31, 2018, and the fair value of the derivative liability was $266,633 at March 31, 2018.

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

The Company agreed to use its commercially reasonable efforts to file a registration statement (in this case, a “Registration Statement”) to register the Unsecured Note Conversion Unit Shares and Unsecured Note Conversion Unit Warrant Shares no later than (i) the date that is ninety (90) calendar days after the final closing under the Qualified Offering, or (ii) the date which is ninety (90) calendar days after the first optional conversion of the Unsecured Notes. The Company agreed to use its commercially reasonable efforts to have the Registration Statement declared effective no later than one hundred and eighty (180) calendar days after the Registration Statement is first filed with the SEC.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Convertible Secured Promissory Notes, net

On April 12, 2016, April 15, 2016, May 26, 2016, June 7, 2016 and July 20, 2016, the Company entered into Secured Note Purchase Agreements (the “Secured Note Purchase Agreements”) with certain “accredited investors” (the “Secured Note Buyers”), pursuant to which the Secured Note Buyers purchased 12% Secured Convertible Promissory Notes of the Company (the “Secured Notes”) in the aggregate principal amount of $2,515,000 (the “Secured Convertible Note Offering”) The aggregate gross proceeds to the Company from the Secured Convertible Note Offering were $2,515,000 (before deducting placement agent fees and expenses of $282,454), of which $255,060 were from members of the Company’s board of directors.

The Secured Notes are secured by a security interest in and lien on all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries, including the Company’s intellectual and technology property pursuant to the terms of a security agreement (“Security Agreement”) among the Company and the Secured Note Buyers. The security interest in and liens on all assets and property of the Company is a first priority security interest.

The Secured Notes have an aggregate principal balance of $2,515,000, and a stated maturity date of 6 months from the date of issuance. The principal on the Secured Notes bears interest at a rate of 12% per annum, which is also payable on maturity. The Secured Notes rank senior to all existing indebtedness of the Company, except as otherwise set forth in the Secured Notes. Upon the closing of a qualified offering by the Company during the term of the Secured Notes involving the sale of at least $15,000,000 (in this case, a “Qualified Offering”) in Equity Financing Securities, all of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, will automatically convert (in this case, a “Mandatory Conversion”) into units of the Company’s securities (the “Secured Note Conversion Units”) at a conversion price per Secured Note Conversion Unit equal to the lesser of (a) 80% of the price per share of the Equity Financing Securities sold in the Qualified Offering, or (b) $2.00. At any time prior to a Mandatory Conversion, the holders of the Secured Notes may convert all or part of the outstanding principal amount of the Secured Notes, together with accrued and unpaid interest due thereon, into Second Units at a conversion price of $2.00 per Unit (in this case, an “Optional Conversion”). Each Secured Note Conversion Unit will consist of one share (the “Secured Note Conversion Unit Shares”) of the Company’s Common Stock, and one five-year warrant (the “Secured Note Conversion Unit Warrants”) to purchase one additional share (the “Secured Note Conversion Unit Warrant Shares”) of the Company’s Common Stock at an exercise price equal to (a) 125% of the price at which the Company’s Equity Financing Securities are sold in a Qualified Offering in the event of a Mandatory Conversion, or (b) 125% of $2.00 in the event of an Optional Conversion. Upon failure by the Company to pay any principal amount or interest due under the Secured Notes within 5 days of the date such payment is due, or the occurrence of other event of default under the terms of the Secured Notes, the entire unpaid principal balance of the Secured Notes, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, protest or notice of any kind. In the event of any liquidation, dissolution or winding up of the Company, each holder of a Secured Note will be entitled to receive, pari passu with the other holders of the Secured Notes, and in preference to the holders of the Company’s other outstanding securities, an amount equal to two times the principal amount of, and any accrued and unpaid interest on, such holder’s Secured Note. The conversion price and number of Secured Note Conversion Units issuable upon conversion of the Secured Notes will be subject to adjustment from time to time for subdivision or consolidation of shares and other standard dilutive events.

The Company was unable to repay the noteholders upon maturity of the Secured Notes. Pursuant to the terms of the Secured Notes, the Company’s failure to pay any principal or interest within 5 days of the date such payment is due constitutes an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes increased to 15%. On November 16, 2017, simultaneous with the Initial Closing (as defined in Note 11 below), the holders of all of the Company’s existing Secured Notes (the “Secured Noteholders”), in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit. Upon completion of the transaction, the Company is now required to pay Holdings amount due under the Secured Notes, which is classified as due to related party on the consolidated balance sheet.

 CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Pursuant to the terms of a Placement Agency Agreement (in this case, the “Placement Agency Agreement”) between the Company and the placement agent for the Secured Convertible Note Offering (in this case, the “Placement Agent”), in connection with the closing of the Secured Convertible Note Offering, the Placement Agent was paid a commission of an aggregate of $251,500. In addition, the Placement Agent, and its designees, received warrants to purchase a number of shares of the Company’s Common Stock equal to 10% of the number of Secured Note Conversion Unit Shares into which Secured Notes sold in the Secured Convertible Note Offering to Secured Buyers introduced to the Secured Convertible Note Offering by the Placement Agent, and 8% of the number of Secured Note Conversion Unit Shares into which Secured Notes sold in the Secured Convertible Note Offering to Secured Note Buyers introduced to the Secured Convertible Note Offering by the Company or its representatives. The Placement Agent’s warrants have a term of 5 years and an exercise price per share equal to the exercise price of the Secured Note Conversion Unit Warrant Shares issued to Secured Buyers introduced to the Secured Convertible Note Offering by the Placement Agent upon conversion (“Placement Agent Warrants”).

The embedded conversion feature in the Secured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,091,053 upon issuance. The debt discount was being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability related to the Secured Notes. The debt discount was fully amortized at March 31, 2018 and the derivative liability was $1,210,624 at March 31, 2018.

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

Note 5 – Derivative Liabilities

The PPO Warrants, 2014 Broker Warrants and Warrant Agent Warrants (discussed below) qualified for derivative classification upon issuance due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the closings under the private placement offerings. The embedded conversion feature of the Unsecured Notes and the Secured Notes described in Note 4 also qualify for derivative classification. The initial fair value of these liabilities was recorded as an increase to derivative liabilities with a corresponding debt discount. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Certain securities the Company issued in the private placement offering it conducted in 2014 (the “2014 PPO”) had price-based anti-dilution protection, if, within twenty-four (24) months after the final closing of the 2014 PPO, March 28, 2016, the Company issued additional shares of Common Stock or Common Stock equivalents (subject to customary exceptions) for a consideration per share less than $13.00. Of the 744,756 original PPO warrants issued in the 2014 PPO (the “PPO Warrants”), 133,739 still remained with these priced-based anti-dilution rights until March 28, 2016, when the price-based anti-dilution protection provisions expired. The Company re-measured the fair value of the warrants at March 28, 2016 and reclassified them to equity.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended March 31, 2018.

Three Months Ended March 31, 2018

Balance at the beginning of period	$1,542,304

Change in fair value of the conversion features on unsecured convertible notes	(10,692)

Change in fair value of the conversion features on secured convertible notes	(54,355)

Balance at the end of the period	$1,477,257

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s Common Stock, volatility, risk free rate, dividend rate and estimated life.

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Unsecured Notes of $0.85 and $0.82 determined at December 31, 2017 and March 31, 2018, respectively, using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 31, 2017	181.17%	2.20%	0%	2.89
March 31, 2018	193.42%	2.56%	0%	2.64

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Secured Notes of $1.01 and $0.96 determined at December 31, 2017 and March 31, 2018, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 31, 2017	181.17%	2.20%	0%	3.31
March 31, 2018	193.42%	2.56%	0%	3.07

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Note 6 - Common Stock Warrants

On January 8, 2017, the Company entered into an employment agreement with an investor relations analyst, pursuant to which he agreed to provide the Company with certain investor relations services. In consideration for such services, the Company issued the investor relations analyst a 5-year warrant to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.

Common Stock warrant activity during the three months ended March 31, 2018 was as follows:

	Common Stock Warrants Outstanding
	Warrants Outstanding	Weighted- Average Exercise Price

Balance as of December 31, 2017	662,576	$13.83
Granted	-	-
Cancelled/Forfeited	-	-
Exercised	-	-
Balance as of March 31, 2018	662,576	$13.83

Note 7 – Equity Incentive Awards

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Stock Options

Option activity during the three months ended March 31, 2018 was as follows:

	Options Outstanding
	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Balance as of January 1, 2018	269,107	$7.32	0.0
Granted	-	$-
Cancelled/Forfeited	-	$-
Exercised	-	$-
Balance as of March 31, 2018	269,107	$7.32	0.0
Exercisable March 31, 2018	269,107	$7.32

Stock-based Compensation Expense

For the three months ended March 31, 2018 and 2017, no compensation cost related to stock options granted, but not yet recognized, and no stock-based compensation expense related to employee and non-employee stock-based awards was recognized. Upon termination, the Company’s option agreements do not provide for accelerated vesting of unvested options. However, vested options remain outstanding at the time of termination.

Restricted Stock Awards

The Company issued restricted stock awards with respect to 24,335 underlying shares under the 2008 Plan. The restricted stock awards vested over a term of four years with 25% per year. As of each of December 31, 2017 and March 31, 2018, 24,335 restricted common shares were outstanding but not yet issued under these awards. The Company is obligated to issue these awards upon request by the holder of the award. During each of the three-month periods ended March 31, 2018 and 2017, the Company recorded stock-based compensation of $0. As of March 31, 2018, there was no unrecognized stock-based compensation expense related to restricted stock awards granted.

Note 8 - Commitments and Contingencies

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

On October 12, 2016, the Company received a notice of default from Zuora confirming that the Company was in default under the Master Subscription Agreement with Zuora as a result of the Company’s failure to pay Zuora past due balances for the services they provided under the Master Subscription Agreement.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

On July 31, 2017, the Company and Zuora signed a new order form (“New Order Form”) under the Master Subscription Agreement, providing for the full settlement and release of the parties from all obligations under the old order form, dated July 31, 2014, in consideration for entering into the New Order Form. In accordance with the terms of the New Order Form, the Company paid Zuora $150,000 for the first year of the three-year agreement for Zuora to provide subscription services to the Company. Subsequent payments of $150,000 per year will be due under the New Order Form for the balance remaining term.

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

As of March 31, 2018, the Company has not made any payments to MediaNet however, has accrued for balances due of $258,586. Now that the Holdings Offerings have been completed, the Company intends to use funds available to it from the Post-Closing Line of Credit to cure the default under the MediaNet Service Agreement. To date, the Company has not received a notice of default from MediaNet and the MediaNet Agreement has not been terminated.

Stock Option Grant

Included in three management team employment offers, the Company committed to grant a total of 1,100,000 options at a future date, to be determined based upon the availability of shares in an approved equity incentive plan. Currently neither 2014 nor 2015 equity incentive plans have adequate shares available for issuance. No stock compensation expense related to this commitment has been recorded or accrued by the Company as of March 31, 2018.

Content Licenses

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, Holdings entered into new content licensing agreements (“New Music Label Agreements”) with certain music labels (the “Music Labels”). Upon consummation of the Initial Closing (as defined in note 11 below) of the Preferred Stock Unit Offering (as defined in Note 11 below), Holdings paid certain advances due to the Music Labels under the New Music Label Agreements (the “Label Advances”) in the aggregate amount of $2,500,000. The Company joined one of the New Music Label Agreements, while the other New Music Label Agreements provide Holdings with the right to sublicense its rights under such agreements to the Company. The New Music Label Agreements enable the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with the Company’s Internet music service, CÜR Music. The New Music Label Agreements released the Company of prior obligations under the original agreements the Company had with the Music Labels. At the current time, the Company does not have a contract with Holdings that requires payment for sublicenses and access to the sound recordings and related materials.

The Company and Holdings are required to pay certain minimum content fees over the term of the New Music Label Agreements as follows: $15,100,000 in the first year of the agreements, $24,500,000 in the second year of the agreements, and $18,400,000 in the third year of the agreements.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Minimum payments required to be paid solely by CÜR Media is summarized as follows:

Three Months Ended March 31,	Total

2018	4,290,000	*

2019	4,650,000	*

2020	8,450,000	*

_______________

*	Additional contract terms include per subscriber, stream or percentage of revenue charges.

Note 9 – Legal Proceedings

The Company defaulted the Digitas Agreement with Digitas, as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000, together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. As discussed in Notes 4 and 11, a settlement agreement and mutual lease was entered into on November 15, 2017.

Certain of the Company’s former employees filed outstanding claims against the Company for payment of unpaid wages totaling $50,000, which are accrued and remain outstanding. The Company has agreed to settlements on other employee claims totaling $127,843, which also are accrued and remain outstanding.

Cybercoders, Inc. (“Cybercoders”), a recruiter used in connection with certain employee placements, has filed a claim against the Company for failure to pay Cybercoders past due balances for the services they provided. The Company and Cybercoders agreed to a settlement amount of $5,000, which has not yet been paid.

24G, LLC (“24G”), a consultant that provided the Company with marketing services, has filed a claim against the Company for failure to pay 24G past due balances in the amount of $71,898 for the services they provided. The Company and 24G agreed to a settlement amount of $5,000. Following the closing of the Preferred Stock Unit Offering, the settlement with 24G was paid.

A consultant that provided the Company with software development services, has filed a claim against the Company for failure to pay past due balances for services provided. A judgement was entered and recorded in the Circuit Court for Montgomery County, Maryland for $60,000. Following the closing of the Preferred Stock Unit Offering (as defined in Note 11 below), $10,000 of the judgement was paid by the Company. The balance of $50,000 was paid by the Company in April 2018.

An attorney for iTexico LLC (“iTexico”), a software developer the Company used, has contacted the Company in an effort to collect $53,750 of past due balances iTexico claims it is owed for the services they provided. The Company reached a settlement of $9,000 with iTexico and paid the amount in November 2017.

We are currently not aware of any other pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

Note 10 – Related Parties

The Company and Holdings are considered to be related parties based on several factors, including common control. Please reference Notes 1, 4, 11 and 12 for details the nature of the relationship and transactions between the companies.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Note 11 – CUR Holdings, Inc.

Transactions and Proposed Additional Transactions with Holdings

Holdings was formed in the State of Delaware on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space. On September 11, 2017, the Company entered into the Term Sheet with Holdings pursuant to which the Company and Holdings agreed to consummate either the Merger or the Asset Transfer, under certain circumstances. On November 16, 2017, Holdings consummated an initial closing (the “Initial Closing”) of its private placement offering (the “Preferred Stock Unit Offering”), to certain “accredited investors” (each, a “Unit Purchaser” and, collectively, the “Unit Purchasers”), of a minimum of $6,000,000 (the “Minimum Amount”) of units of securities of Holdings (each, a “Preferred Stock Unit” and, collectively, the “Preferred Stock Units”), at a purchase price of $5.15 per Preferred Stock Unit (other than with respect to the assignment and transfer to Holdings of the Line of Credit Note, as further described below), with each Preferred Stock Unit consisting of (a) one (1) share of Series A convertible preferred stock of Holdings (each, a “Unit Share” and collectively, the “Unit Shares”), and (b) a 5-year warrant (each, a “Unit Warrant” and collectively, the “Unit Warrants”) to purchase 6.5087 shares of common stock of Holdings, at an exercise price of $1.00 per each full share. Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for (a) gross proceeds of $6,154,361 from the Initial Closing of the Preferred Stock Unit Offering.

The net proceeds from the Preferred Stock Unit Offering and $2.5 Million Note Offering (as defined below) (together, the “Holdings Offerings”), in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances to the Music Labels sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend the Post-Closing Line of Credit Note to the Company, for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note (as defined below), and (2) for working capital and general corporate purposes. Management also feels it can enter into structured settlements in outstanding disputes with certain vendors and streaming services. While there is a process for requesting and approving drawdowns, it is not formally documented. Approval is on a case by case basis and the terms and associated interest on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

In addition, simultaneously with the Initial Closing of the Preferred Stock Unit Offering, the Secured Noteholders of all of the Company’s existing Secured Notes in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00. Upon completion of the transaction, the Company is required to pay Holdings amount due under the Secured Notes. In connection with the Secured Note Assignment Transaction, (a) Holdings issued 1,538,102 Secured Note Conversion Units, consisting of 1,538,102 Secured Note Conversion Shares, and 1,538,102 Secured Note Conversion Warrants, and (b) Holdings became the sole payee under the Secured Notes.

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

Immediately prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, Holdings entered directly into the New Music Label Agreements with the Music Labels. Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, Holdings paid Label Advances due to the Music Labels pursuant to the New Music Label Agreements in the aggregate amount of $2,500,000. In addition, Holdings issued the Music Labels warrants to purchase an aggregate of 1,750,000 shares of common stock of Holdings, at an exercise price of $1.00 per share.

The Company joined one of the New Music Label Agreements, while the other two New Music Label Agreements provide Holdings with the right to sublicense its rights under such agreements to the Company. The New Music Label Agreements enable the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with the Company’s Internet music service, CÜR Music.

On November 16, 2017, the board of directors of Holdings increased the number of members constituting the board of directors from one (1) to three (3). The board of directors of Holdings then appointed Thomas Brophy, the Company’s President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and a member of the Company’s board of directors, and Edward P. Swyer, a member of the board of directors of the Company, as members of the board of directors of Holdings, to fill the two vacancies resulting from the increase to the number of seats on the board of directors, to serve until their successors shall be duly appointed, unless they resign, are removed from office, or are otherwise disqualified from serving as directors for Holdings. As a result of the increase and parties nominated to the respective boards, the two companies have two common board of members.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

Immediately following the Initial Closing of the Preferred Stock Unit Offering, Holdings issued one (1) share of its Series B voting preferred stock (“Series B Preferred Stock”) to William F. Duker, the President and Treasurer of Holdings, and a member of the board of directors of Holdings. Pursuant to the Certificate of Designation of Series B Voting Preferred stock of Holdings (the Series B Certificate of Designation”), the holder of the Series B Preferred Stock has the right (a) to elect the number of directors on the board of directors of Holdings constituting the majority, and (b) to approve any merger (including the Merger), asset sale (including the Asset Transfer), or other fundamental transaction to be effected by Holdings. The Company and Holdings have two common members on their boards of directors. However, they are two separate and distinct entities with two completely different sets of officers running their day-to-day affairs, separate corporate offices where their books and records are separately kept, and very different shareholder bases. Further, while Holdings has agreed to extend a line of credit to the Company for up to the full amount of the aggregate net proceeds from the Holdings Offerings, drawdowns against the line of credit must be requested by the Company and approved by Holdings. Requests may be approved or rejected by Holdings on a case-by-case basis.

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

In the event the Merger is consummated, the Company agreed that promptly, but no later than 120 calendar days from the consummation of the Merger, the Company will file a registration statement (on Form S-1, or similar form) with the SEC (in this case, the “Registration Statement”) covering (a) the shares of common stock underlying the Unit Shares and Unit Warrants issued in connection with the Preferred Stock Unit Offering, (b) the shares of common stock underlying New Note Warrants issued in connection with the $2.5 Million Note Offering, (c) the shares of common stock underlying the Placement Agent Warrants and the Additional Placement Agent Warrants, and (d) the Secured Note Conversion Shares and the shares of common stock underlying the Secured Note Conversion Warrants issued in connection with the Secured Note Assignment Transaction (the “Registrable Securities”). The Company will use its commercially reasonable efforts to ensure that the Registration Statement is declared effective by the SEC within 210 days of filing with the SEC. Any cutback resulting from the removal of any of the Registrable Securities from the Registration Statement in response to a comment from the Staff of the SEC limiting the number of shares of common stock which may be included in the Registration Statement, shall be allocated on a pro rata basis, based on the total number of such shares held by or issuable to each holder. The Company will keep the Registration Statement “evergreen” for at least one (1) year from the date it is declared effective by the SEC, or for such shorter period ending on the sale of all Registrable Shares thereunder.

Note 12 – Subsequent Events

On May 15, 2018, Holdings consummated a second closing (the “Second Closing”) of the Preferred Stock Unit Offering, for gross proceeds to Holdings of $1,246,300. The net proceeds from the Second Closing, in the aggregate amount of $1,086,131 (after deducting fees and expenses related to the Second Closing in the aggregate amount of $160,169 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent), are to be used in the same manner as the net proceeds of the Initial Closing of the Preferred Stock Unit Offering.

The placement agent for the Second Closing and its sub-agent were paid an aggregate commission of $124,630 and were issued warrants to purchase an aggregate of 24,200 shares of common stock of Holdings at an exercise price of $1.00 per share for a term of five (5) years.

As discussed in Note 3, as of May 9, 2018 the Company had submitted to the SEC all delinquent filings in response to the Wells Notice received from the SEC on July 19, 2017. As of March 31, 2018, and through the date of this filing, no SEC clearance has been received by the Company nor was an Administrative Proceeding commenced by the SEC. No mutual agreement with Holdings to proceed with the Merger prior to receipt of clearance has been made.

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

As a result of the Contribution (as defined below), and the related change in our business and operations, a discussion of our past financial results is not pertinent, and under applicable accounting principles the historical financial results of CÜR Media, LLC (formerly Raditaz, LLC), the accounting acquirer, prior to the Contribution, are considered the historical financial results of the Company.

The audited financial statements for our fiscal year ended December 31, 2017, contained in our Annual Report, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

As of March 31, 2018, we have devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any material revenues from our planned principal operations.

Our Strategy

Our CÜR Music product is a new streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on web and mobile devices, beginning at $1.99 per month. We plan to launch (availability to the public via iTunes and Google Play app stores) our CÜR Music product in the second or third quarter of 2018. We will face competition from larger and more established media service providers, which include traditional offline music distribution competitors and larger media companies like Apple, Google, Spotify, Amazon and others, and from other online digital music services. We will compete on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of ad load, brand awareness and reputation. CÜR Music will target consumers who are seeking a more comprehensive music streaming service than current free, ad-supported music streaming products. We believe that the CÜR Music product will include a hybrid model that includes many features that free, ad-supported internet radio products provide, without interruptive advertising, with a limited on-demand offering, and will include a social toolset that enables consumers to curate certain aspects their playlists at a price point that is unmatched in the industry.

In addition to revenue from subscriptions, our business plan includes a second revenue stream of personalized advertising, which will not interrupt a stream, but will target a user’s listening habits. The advertising may be in the form of display ads, email and text messages. Our business plan further includes a third revenue stream from the sale of music, concert tickets and merchandise through our music streaming service, to be tailored to each listeners taste based on prior listening trends. We plan to sell advertising, music downloads and concert tickets and merchandise in the future.

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

We expect to bring CÜR Music to market, in the second or third quarter of 2018. As of March 31, 2018, we have adequate capital to launch (availability to the public via iTunes and Google Play app stores) CÜR Music however, we continue to pursue sources of equity and/or debt financing to support our operations. We need to raise a substantial amount of capital, to fully implement our business plan, market CÜR Music, meet additional content license cost obligations, and for general working capital.

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

In connection with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined below), the Line of Credit Note was assigned and transferred to CUR Holdings, Inc. (as defined below) in exchange for 194,175 Unit Shares (as defined below) of CUR Holdings, Inc. and Unit Warrants (as defined below) to purchase 1,263,827 shares of common stock of CUR Holdings, Inc. issued to CUR Holdings, LLC. As a result, CUR Holdings, Inc. became the payee under the Line of Credit Note. Upon completion of the transaction, we are now required to pay CUR Holdings, Inc. the amounts due under the Line of Credit Note. The assignment did not alter the obligation of the Company under the original Line of Credit Note.

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

As of the date of this report, we have filed all of the delinquent reports with the SEC and are once again current with our SEC filings.

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

In connection with the Initial Closing of the Preferred Stock Unit Offering, Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for gross proceeds of $6,154,361 from the Preferred Stock Unit Offering.

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

32

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

As of March 31, 2018, and through the date of this filing, the Company has not received SEC clearance nor was an Administrative Proceeding commenced. There is no mutual agreement between the Company and Holdings to proceed with the merger prior to receipt of clearance has been obtained.

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

Agreements with Content Providers

As previously reported, the Company had entered into agreements (“Music Label Agreements”) with certain music labels (“Music Labels”), pursuant to which the Company had been provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with the Company’s CÜR-branded Internet music service, CÜR Music, to be composed of three progressively priced and increasingly functional tiers, within the United States and its territories, commonwealths, and possessions. The Company had also entered into agreements (“Publishing Agreements”) with certain music publishing companies (“Music Publishers”) either directly or through a third party, pursuant to which the Company had been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the “Content Agreements,” and the Music Labels and Music Publishers may be collectively referred to herein as the “Content Providers.”

The Company was not able to make the initial payments under the Music Label Agreements when due on January 31, 2016. As a result, the company’s Music Label Agreements with Sony Music Entertainment (“SME”) and UMG Recordings, Inc. (“UMG”) were terminated as a result of the company’s failure to pay SME and UMG the advances due pursuant to such agreements, respectively. The Company also defaulted on its Music Label Agreement with Warner Music, Inc. (“WMG”) as a result of the Company’s failure to pay WMG the advance due pursuant to such agreement. WMG did not initiate termination of their agreement.

The Company had previously entered into Publishing Agreements with certain music publishing companies Music Publishers, pursuant to which the Company was provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers (the "Publisher Materials") in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Company is currently in default of the Publishing Agreements and intends to enter into new agreements prior to the launch of CÜR Music.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, Holdings entered into the New Label Music Label Agreements. Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, Holdings paid certain advances due to the Music labels (“Label Advances”) due to the Music Labels pursuant to the New Music Label Agreements in the aggregate amount of $2,500,000. The Company joined one of the New Music Label Agreements, while the other New Music Label Agreements provide Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements enable the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with the Company’s Internet music service, CÜR Music. The New Music Label Agreements released the Company of prior obligations under the original Music Label Agreements. At the current time, the Company does not have a contract with holdings which requires payment for sublicenses and access to the sound recordings and related materials.

The Company is required to pay certain minimum content fees over the term of the New Music Label Agreements with Content Providers as follows: $15,100,000 in the first year of the agreements, $24,500,000 in the second year of the agreements, and $18,400,000 in the third year of the agreements.

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

At the effective time of the Initial Closing of the Preferred Stock Unit Offering, the holders (the “Secured Noteholders”) of all of the Company’s Secured Notes, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred and set over to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00. Upon completion of the transaction, the Company is now required to pay Holdings any amounts due under the Secured Notes.

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

Simultaneously with the execution of the Settlement Agreement, the Company issued a Promissory Note to Digitas (the “Digitas Note”) in the principal amount of $400,000. Pursuant to the Digitas Note, the Company (a) paid Digitas $100,000 on November 16, 2017 (the “First Payment”), and (b) is required to pay Digitas (i) $100,000 on the eight (8) month anniversary of the date of the First Payment, and (ii) $200,000.00 on the one (1) year anniversary of the date of the First Payment. If the Company defaults on its payment obligations under the Digitas Note, after notice and failure to cure, Digitas may file a Consent Judgment for the full Claimed Amount, less payments already made, if any, together with post-judgment interest and reasonable attorneys’ fees and costs incurred by Digitas for purposes of collection.

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

As of this date, other than the above, we are not aware of any other vendor agreements that we are in default which have not been settled or renegotiated into new contracts.

Results of Operations

Three-Month Period Ended March 31, 2018 Compared to Three-Month Period Ended March 31, 2017

Revenues

We have not generated any material revenues for the three months ended March 31, 2018 or 2017.

Operating Expenses

Overview

Total operating expenses for the three-month periods ended March 31, 2018 and 2017 were $931,644 and $153,181, respectively. The increase in total operating expenses of $778,463, or approximately 508%, was primarily related to the restarting of our business in 2018 from dormancy in 2017. In the first quarter of 2018, operating expenses were related to approximately $392,000 of wages for full time hires to complete the development of the application, content costs of $155,000, professional fees for legal, accounting and label consulting of $199,000, developer consultants of $68,000, marketing and public relations of $33,000, and other office and vendor costs of $64,000.

Research and Development Expenses

For the three-month periods ended March 31, 2018 and 2017, research and development expenses were $734,668 and $42,212, respectively. Research and development expenses increased by $692,456, due to an increase in wages of $364,000 for developers re-hired to complete the development of the CÜR Music application, an increase in content costs of $123,000, an increase in consultant costs of $62,000 associated with label negotiations and public relations, an increase in professional fees of $111,000 associated with contract developers to complete the application, and other costs of $32,000.

General and Administrative Expenses

For the three-month periods ended March 31, 2018 and 2017, general and administrative expenses were $195,949 and $109,167, respectively. General and administrative expenses increased by $86,782, or approximately 79%, primarily due to an increase in wages and related expenses of $28,000, an increase in facilities cost of $19,000 for newly leased office space, an increase in public relations expense of $21,000, an increase in professional fees of $80,000 in legal and accounting costs associated with music licensing and SEC related work as the Company re-started operations. These costs were partially offset by decreases in general counsel expenses of $43,000 and investor relations of $13,000.

Stock based Compensation Expenses

For each of the three-month periods ended March 31, 2018 and 2017, stock-based compensation expense was $0 due to the forfeiture of outstanding stock options in the third quarter of 2016.

Other Income (Expense)

For the three-month periods ended March 31, 2018 and 2017, other income (expense) was $(184,987) and $(482,658), respectively. Other expense decreased due to a $291,000 change in fair value of derivative liabilities and a gain on relief of debt of $9,000.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2018, cash and cash equivalents were approximately $110,287, as compared to $153,979 at December 31, 2017.

As of March 31, 2018, we had a working capital deficit of $11,538,129. As of December 31, 2017, we had a working capital deficit of $10,490,470. The increase of $1,047,659, or approximately 10%, in working capital deficit was attributable to an increase in accounts payable of $68,832 (excluding decreases in accounts payable from debt relief), accrued and other current liabilities of $215,638, and an increase in the related party line of credit of $793,896.

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) will be used to pay the required Label Advances to the Music Labels sufficient to allow Holdings the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend the Post-Closing Line of Credit Note, for up to the full amount of the aggregate net proceeds from the Holdings Offerings for up to the full amount of the aggregate net proceeds from the Holdings Offerings. We anticipate being able to enter into structured settlements, some of which occurred in 2017 and the first quarter of 2018 in connection with certain disputes with vendors. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined, and will be reflected in the definitive documentation for the transaction.

The Music Label Agreements with UMG and SME have been terminated and we were in default of our agreement with WMG. At the time of the Initial Closing of the Preferred Stock Unit Offering, Holdings and/or  Company entered into the New Music Label Agreements with the Music Labels. We also plan to enter into content licensing agreements with certain independent music labels, music publishers and publisher rights organizations. The cost of entering into our previous content licensing agreements with major music labels, publisher rights organizations and publishers, including legal and consulting fees was approximately $9,000,000, the majority of which was to be paid through initial prepayments to the content providers. Under the New Music Label Agreements, the initial prepayments to content providers were significantly lower than the previous $9,000,000. If we are able to secure adequate financing, we intend to have a dedicated team of software engineers, led by our Chief Technology Officer and Chief Operating Officer, working on enhancing the technology platform, as well as the iOS and Android applications and the CÜR Music website.

Not including non-cash expenses, we have spent approximately $24,100,000 on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, for the time period since the Contribution in January 2014 through the first quarter of 2018. Of the total $24,000,000, a total of approximately $17,200,000 was related to research and development and approximately $6,900,000 was related to general and administrative costs.

We expect to bring CÜR Music to market, in the second or third quarter of 2018. As of March 31, 2018, we expect that the net proceeds from the Holdings Offerings will be available to us and represented by the Post-Closing Line of Credit Note and will be sufficient to launch (availability to the public via iTunes and Google Play app stores) CUR Music. We need to raise a substantial amount of capital, to fully implement our business plan, market CÜR Music, for additional content license costs, and for general working capital. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or seek a similar transaction. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash Used in Operating Activities

Net cash used in operating activities was $803,832 for the three-month period ended March 31, 2018, as compared to net cash used of $1,413 for the three-month period ended March 31, 2017. The increase of $802,419, in net cash used in operations was primarily due an increase in the net operating loss associated with re-starting our business operations and an increase in accounts payable and accrued liabilities of $285,000.

Net Cash Used in Investing Activities

During the three-month periods ended March 31, 2018 and 2017, net cash used in investing activities was $33,757 and $0, respectively. The current year increase was due to the Company’s security deposit required for the newly leased facilities and leasehold improvements associated with our new office space. In addition, with the re-hire of employees, equipment purchases were made.

Net Cash Provided by Financing Activities

During the three-month period ended March 31, 2018 and 2017, we received $793,897 and $0, in financing. In 2018, we received proceeds from the Line of Credit Note (previously discussed).

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

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer) and Kelly Sardo our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures existing as of March 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Thomas Brophy, our President and Chief Executive Officer (Principal Executive Officer) and Kelly Sardo our Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer), concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

Other than as previously described, there has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2018, that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company defaulted under its Digitas Agreement with Digitas, as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000, together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. On November 15, 2017, the Company entered into a Settlement Agreement with Digitas, pursuant to which the Company agreed to pay Digitas an aggregate of $400,000, in full settlement of any and all claims arising from or relating to amounts due under the Master Multiple Services Agreement. Digitas agreed to release the Company from any further Claims, subject only to the Company meeting its payment obligations under the Settlement Agreement and the Digitas Note. Simultaneously with the execution of the Settlement Agreement, the Company issued a Promissory Note to Digitas (the “Digitas Note”) in the principal amount of $400,000. Pursuant to the Digitas Note, the Company (a) paid Digitas a First Payment of $100,000 on November 16, 2017, and (b) agreed to pay Digitas (i) $100,000 on the eight (8) month anniversary of the date of the First Payment, and (ii) $200,000.00 on the one (1) year anniversary of the date of the First Payment. If the Company defaults on its payment obligations under the Digitas Note, after notice and failure to cure, Digitas may file a Consent Judgment for the full Claimed Amount, less payments already made, if any, together with post-judgment interest and reasonable attorneys’ fees and costs incurred by Digitas for purposes of collection.

Certain of the Company’s former employees have filed claims against the Company for payment of unpaid wages totaling $50,000, which remain outstanding. In addition, the Company has agreed to settlements on other employee claims totaling $127,843, which also remain outstanding.

Cybercoders, Inc. (“Cybercoders”), a recruiter we used in connection with certain employee placements, has filed a claim against the Company for failure to pay Cybercoders past due balances for the services they provided. The Company and Cybercoders have agreed to a settlement amount of $5,000, which has not yet been paid.

24G, LLC (“24G”), a consultant that provided us with marketing services, has filed a claim against the Company for failure to pay 24G past due balances in the amount of $71,898 for the services they provided. The Company and 24G agreed to a settlement amount of $5,000. Following the closing of the Preferred Stock Unit Offering, the settlement with 24G was paid.

A consultant that provided us with software development services, has filed a claim against the Company for failure to pay past due balances for services provided. A judgement was entered and recorded in the Circuit Court for Montgomery County, Maryland for $60,000. Following the closing of the Preferred Stock Unit Offering, $10,000 of the judgement was paid by the Company. The balance of $50,000 was paid by the Company in April 2018.

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

Line of Credit Note

On July 6, 2017, we entered into a Line of Credit Note with CUR Holdings, LLC. The Line of Credit Note has a principal balance of $685,000, and a stated maturity date of December 6, 2017. The principal on the Line of Credit Note does not bear interest. The Line of Credit Note is not convertible. The Line of Credit Note ranks junior to the Company’s existing Secured Notes. In connection with the Initial Closing of the Preferred Stock Unit Offering, the Line of Credit Note was assigned and transferred to Holdings. As a result, Holdings became the payee under the Line of Credit Note. The assignment did not alter the obligation of the Company under the original Line of Credit Note. As of December 6, 2017, the Company is in default of its obligations to repay amounts due under the Line of Credit Note. Pursuant to the Line of Credit Note, the Company is required to pay the holder’s costs and expenses for collection, including reasonable attorneys’ fees.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Second Closing of Preferred Stock Unit Offering

On May 15, 2018, Holdings consummated a second closing (the “Second Closing”) of the Preferred Stock Unit Offering, for gross proceeds to Holdings of $1,246,300. The net proceeds from the Second Closing, in the aggregate amount of $1,086,131 (after deducting fees and expenses related to the Second Closing in the aggregate amount of $160,169 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent), are to be used in the same manner as the net proceeds of the Initial Closing of the Preferred Stock Unit Offering.

The placement agent for the Second Closing and its sub-agent were paid an aggregate commission of $124,630 and were issued warrants to purchase an aggregate of 24,200 shares of common stock of holdings at an exercise price of $1.00 per share for a term of five (5) years.

Filing of Delinquent SEC Filings

As of May 9, 2018, the Company had submitted to the SEC all delinquent filings in response to the Wells Notice received from the SEC on July 19, 2017. As of March 31, 2018, and through the date of this filing, no SEC clearance has been received by the Company nor was an Administrative Proceeding commenced by the SEC.

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

CÜR MEDIA, INC.

Dated: May 21, 2018	By:	/s/ Thomas Brophy
	Name:	Thomas Brophy
	Title:	President and Chief Executive Officer, (Principal Executive Officer)

Dated: May 21, 2018	By:	/s/ Kelly Sardo
	Name:	Kelly Sardo
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith

