Form 10-Q
period 2018-06-30
CUR MEDIA, INC.
filed 2018-08-20
CIK 1556226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of August 20, 2018, there were 2,526,663 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), outstanding, 20,174 of which had not yet been issued.

CÜR MEDIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Our reliance on another company, CUR Holdings, for funding of our operations and strategy implementation related to the product design, marketing and launch of the product

•	Our ability to attract and retain management with experience in digital media including digital music streaming, and similar emerging technologies;

•	Our ability to negotiate and maintain economically feasible agreements with the major and independent music labels, publishers and publisher rights organizations;

•	Our expectations regarding market acceptance of our products in general, and our ability to penetrate the digital music streaming market in particular;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The scope, validity and enforceability of our third-party intellectual property rights;

•	Our ability to comply with governmental regulation; and

•	The intensity of competition in the digital music streaming industry.

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

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$36,510	$153,979
Prepaid expenses	1,000,000	1,000,000
TOTAL CURRENT ASSETS	1,036,510	1,153,979

Security deposit	25,500	-
Property and equipment, net	17,724	2,502

TOTAL ASSETS	$1,079,734	$1,156,481

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITES
Accounts payable	$2,478,359	$2,399,723
Accrued liabilities and other current liabilities	2,908,552	2,621,322
Line of credit – related party	3,466,543	1,847,670
Note payable	33,550	33,550
Note payable – related party	685,000	685,000
Secured convertible promissory notes, net – related party	2,514,880	2,514,880
Derivative liabilities	1,435,427	1,542,304
TOTAL CURRENT LIABILITIES	13,522,311	11,644,449

Note payable - vendor	300,000	300,000
Unsecured Convertible promissory notes, net	1,098,536	895,132
TOTAL LONG-TERM LIABILITIES	1,398,536	1,195,132

TOTAL LIABILITIES	14,920,847	12,839,581

STOCKHOLDERS’ DEFICIENCY
Preferred Stock (.0001 par value, 10,000,000 shares authorized, none issued or outstanding as of June 30, 2018 or December 31, 2017)	-	-
Common Stock (.0001 par value, 300,000,000 shares authorized, 2,526,663 issued at June 30, 2018 and December 31, 2017, and 2,550,998 outstanding at June 30, 2018 and December 31, 2017, respectively)	253	253
Additional Paid-In-Capital	11,935,233	11,935,233
Accumulated Deficit	(25,776,599)	(23,618,586)

TOTAL STOCKHOLDERS’ DEFICIENCY	(13,841,113)	(11,683,100)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,079,734	$1,156,481

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$292

OPERATING EXPENSES
Research and development	538,091	38,444	1,272,779	80,656
General and administrative	283,094	127,914	479,043	237,081
Stock based compensation	-	-	-	-
Depreciation and amortization	3,007	1,063	4,034	2,865

TOTAL OPERATING EXPENSES	824,192	167,421	1,755,856	320,602
		`
OTHER INCOME (EXPENSE)
Interest expense	(261,172)	(263,719)	(520,592)	(522,889)
Interest income	46	-	80	-
Gain on debt relief	2,128	35	11,478	2,776
Change in fair value of derivative liabilities	41,830	(1,518,438)	106,877	(1,744,667)

TOTAL OTHER INCOME (EXPENSE)	(217,168)	(1,782,122)	(402,157)	(2,264,780)

NET LOSS	$(1,041,380)	$(1,949,543)	$(2,158,013)	$(2,585,090)

Basic and diluted net loss per share	$(0.41)	$(0.76)	$(0.85)	$(1.01)

Weighted average number of shares outstanding basic and diluted	2,550,998	2,550,998	2,550,998	2,550,998

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,158,013)	$(2,585,090)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on debt relief	(11,478)	(2,776)
Depreciation and amortization	4,034	2,865
Non-cash interest expense	203,404	203,404
Share based consulting services	-	12,945
Change in fair value of derivative liabilities	(106,877)	1,744,667
Changes in assets and liabilities
Prepaid expenses	-	-
Other current assets	-	-
Accounts payable	90,114	293,881
Accrued liabilities and other current liabilities	287,230	332,276
Net (cash used) provided by in operating activities	(1,691,586)	2,172

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposit	(25,500)	-
Purchases of property and equipment	(19,256)	-
Net cash used in investing activities	(44,756)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit – related party	1,618,873	-
Net cash provided by financing activities	1,618,873	-

NET (DECREASE) INCREASE IN CASH	(117,469)	2,172

CASH, BEGINNING OF PERIOD	153,979	1,508

CASH, END OF THE PERIOD	$36,510	$3,681

See accompanying notes to unaudited condensed consolidated financial statements

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

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

As a result of the Contribution, the Company changed its business focus to the business of Raditaz, which is to develop and commercialize a streaming music experience for listening on the web and mobile devices (the “Music Streaming Business”). The Company is currently developing CÜR Music, a hybrid internet radio and on-demand music streaming service (“CÜR Music”).

CUR Holdings, LLC, was formed in New York on July 6, 2017, for the purpose of making strategic investments of up to $1,000,000. On July 6, 2017, CÜR Holdings, LLC made available to the Company up to $685,000, in exchange for which it received a Line of Credit Promissory Note from the Company in the principal amount of $685,000 (“Line of Credit Note”). As of November 16, 2017, CUR Holdings, LLC had loaned the Company the full $685,000. In connection with the Initial Closing (as defined in Note 9) of the Preferred Stock Unit Offering (as defined in Note 9), the Line of Credit Note was assigned and transferred to CUR Holdings, Inc., a Delaware corporation (“Holdings”), in exchange for 194,175 Unit Shares (as defined in Note 9) of Holdings and Unit Warrants (as defined in Note 9) to purchase 1,263,827 shares of common stock of Holdings issued to CUR Holdings, LLC. As a result, Holdings became the payee under the Line of Credit Note. Upon completion of the Initial Closing (as defined in Note 9) of the Preferred Stock Unit Offering (as defined in Note 9), the Company became obligated to pay Holdings the amounts due under the Line of Credit Note.

The Company and Holdings currently have no common members on their boards of directors and they are two separate and distinct entities with two completely different sets of officers running their day-to-day affairs, separate corporate offices where their books and records are separately kept, and very different shareholder bases. Further, while Holdings has agreed to extend the Post-Closing Line of Credit to the Company for up to the full amount of the aggregate net proceeds from the Holdings Offerings, drawdowns against the line of credit must be requested by the Company and approved by Holdings. Requests may be approved or rejected by Holdings on a case-by-case basis.

Holdings was formed in the State of Delaware on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space. On September 11, 2017, the Company entered into a non-binding term sheet (the “Term Sheet”) with Holdings, pursuant to which the Company and Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed Administrative Proceedings (as defined in Note 3), or, if instituted, will discontinue such proceedings (“SEC Clearance”), Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed Administrative Proceedings (as defined in Note 9) against the Company, and such proceedings result in the revocation of the registration of the Company’s Common Stock under the Exchange Act (“SEC Revocation”), the Company and Holdings will, subject to any required shareholder approval, enter into a fair value asset purchase and sale transaction, pursuant to which Holdings will acquire all of the intellectual property and other assets and liabilities constituting the Company’s Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

On June 5, 2018, the SEC gave the Company notification that it had concluded its investigation and advised the Company that it did not intend to recommend any Administrative Proceedings by the SEC against the Company (see Note 3). However, although SEC Clearance has been received, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by Holdings and/or the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. If the Merger does not occur, or another a business transaction that presents an opportunity for the Company’s securityholders is not consummated, the Company may need to cease operations (see Note 2).

On November 16, 2017, Holdings simultaneously consummated (a) the Initial Closing (as defined in Note 9) of its Preferred Stock Unit Offering (as defined in Note 9) and (b) the closing of the $2.5 Million Note Offering (collectively, the “Holdings Offerings”). The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 including placement agent fees, legal fees and expenses and fees payable to the escrow agent) are to be used to pay the required Label Advances (as defined in Note 6 below) to the Music Labels (as defined in Note 6 below) sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, and to extend a line of credit to the Company (the “Post-Closing Line of Credit”) for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note (as defined in Note 9 below), and (2) for working capital and general corporate purposes. While there is a process for requesting and approving drawdowns, it is not formally documented, approval is on a case-by-case basis, and the terms and associated interest on the Post-Closing Line of Credit are to be determined and will be reflected in the definitive documentation for the transaction.

On May 15, 2018, Holdings consummated a second closing (the “Second Closing”) of the Preferred Stock Unit Offering, for gross proceeds to Holdings of $1,246,300. The net proceeds from the Second Closing, in the aggregate amount of $1,086,131 (after deducting fees and expenses related to the Second Closing in the aggregate amount of $160,169 including placement agent fees, legal fees and expenses and fees payable to the escrow agent), are to be used in the same manner as the net proceeds of the Initial Closing of the Preferred Stock Unit Offering.

As of December 31, 2017 and June 30, 2018, the Company’s borrowings from the Post-Closing Line of Credit were $1,847,670 and $3,466,543, respectively. Holdings has only partially funded the Company’s requests for payroll and vendor payables through the date of this report. Funding shortfalls have resulted in defaults on certain vendor agreements and staff layoffs (see Note 10). No assurance has been given to the Company that Holdings will continue to fund requested disbursements on a timely basis, or at all. The Company and Holdings are actively seeking sources of equity or debt financing in order to support the Company’s operations, as it currently does not have sufficient cash to meet its operating needs. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely (see Note 2).

Basis of Presentation

The accompanying condensed consolidated financial statements include the activities of the Company, CÜR Media, Inc., and its wholly owned subsidiary, CÜR Media, LLC. All intercompany transactions have been eliminated in these consolidated financial statements.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of Common Stock, plus the effect of dilutive potential common shares from outstanding stock options during the period using the treasury stock method. At June 30, 2018 and 2017, the number of shares underlying options and warrants that were anti-dilutive was approximately 5,109,733 shares and 4,517,150 shares, respectively.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposure to cash flow, market, or foreign currency risks; however, the Company has warrants and convertible promissory notes that contain freestanding and embedded derivatives. The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities. The Company evaluates embedded conversion features and bifurcates the embedded conversion feature if it is not clearly and closely related to the host agreement.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

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

The Company has incurred net losses since inception, including a net loss of $2,158,013 for the six months ending June 30, 2018. The Company has developed CÜR Music, a hybrid internet radio and on-demand music streaming service and has not generated significant revenue from operations and anticipates needing additional capital prior to launching CÜR Music to execute the current operating plan and make required payments to third-parties providing content for use on CÜR Music. As of June 30, 2018, the Company had a working capital deficit of $12,485,801. As of December 31, 2017, the Company had a working capital deficit of $10,490,470. The increase of $1,995,331, or approximately 19%, in working capital deficit was attributable to an increase in accounts payable of $90,114 (excluding decreases in accounts payable from debt relief), accrued and other current liabilities of $287,230, and an increase in the related party line of credit of $1,618,873. In addition, the Company has defaulted on certain debt obligations currently due and supply agreements (see Notes 4, 6, 9,and 10). These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Refer to Notes 1 and 11 pertaining to the formation of Holdings in connection with raising capital for the purpose of extending funds to the Company, as well as assuming various obligations and contracts on behalf of the Company. The Company has cash on hand as of August 20, 2018 of $61,975. Holdings has only partially funded the Company’s requests for payroll and vendor payables through the date of this report. Funding shortfalls have resulted in defaults on certain vendor agreements and staff layoffs (see Note 10). No assurance has been given to the Company that Holdings will continue to fund requested disbursements on a timely basis, or at all.

The Company and Holdings are actively seeking sources of equity or debt financing in order to support the Company’s operations. Financing discussions have started; however, no specific terms have been set. While the Company expects to launch its CÜR Music streaming product once additional debt or equity financing is obtained, Holdings has delayed launch through the date of this report to evaluate and undertake extensive modifications to the user interface and user experience. Without funding from Holdings to conduct marketing and other launch activities, the Company has been and will continue to be unable to launch the product. Accordingly, the timing and distribution strategy is uncertain, and the Company may not be able to launch the product at all.

No assurances can be provided that any funds the Company obtains will be sufficient to effectively launch CÜR Music or to sustain the Company’s operating cash requirements until cash flow from operations are achieved, if ever. In addition, there are no assurances that the Company will secure additional financing or achieve and sustain a profitable level of operations. To the extent that the Company is unsuccessful in its plans, there could be a material adverse effect on the Company, which may include ceasing operations entirely.

Note 3 – Other Risks and Uncertainties

The Company operates in an industry that is subject to rapid technological change and intense competition. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, content licensing, regulatory and other risks including the potential for business failure.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

On September 11, 2017, the Company entered into a non-binding term sheet with Holdings, pursuant to which the Company and Holdings agreed to consummate a Merger, under certain circumstances including notification from the SEC that it will not institute the proposed Administrative Proceedings, or, if instituted, will discontinue such proceedings. On June 5, 2018 the Company received notification from the SEC that it had concluded its investigation and advised the Company that it did not intend to recommend any Administrative Proceedings by the SEC against the Company. However, although SEC Clearance has been received, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by them and/or  the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. If the Merger does not occur, or another a business transaction that presents an opportunity for the Company’s securityholders is not consummated, the Company may need to cease operations.

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 are to be used to pay the required Label Advances to the Music Labels sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, and to extend a line of credit to the Company for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note and (2) for working capital and general corporate purposes. While there is a process for requesting and approving drawdowns, it is not formally documented, approval is on a case-by-case basis, and the terms and associated interest on the Post-Closing Line of Credit is to be determined and will be reflected in the definitive documentation for the transaction. Holdings has only partially funded the Company’s requests for payroll and vendor payables through the date of this report. Funding shortfalls have resulted in defaults on certain vendor agreements and staff layoffs (see Note 10). No assurance has been given to the Company that Holdings will continue to fund requested disbursements on a timely basis, or at all. The Company and Holdings are actively seeking sources of equity or debt financing in order to support the Company’s operations, as it currently does not have sufficient cash to meet its operating needs. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely (see Note 2).

While the Company expects to launch its CÜR Music streaming product once additional debt or equity financing is obtained, Holdings has delayed launch through the date of this report to evaluate and undertake extensive modifications to the user interface and user experience. Without funding from Holdings to conduct marketing and other launch activities, the Company has been and will continue to be unable to launch the product. Accordingly, the timing and distribution strategy is uncertain, and the Company may not be able to launch the product at all.

Note 4 - Debt Instruments

Notes Payable

On June 19, 2012, the Company entered into a promissory note (“State of CT Note”) with State of Connecticut Department of Economic and Community Development (“CT DECD”) for up to $100,000. The State of CT Note bears interest at 2.5% per annum. Principal and interest were payable in forty-eight (48) equal, consecutive monthly installments. The full principal and all accrued interest were due and payable on June 19, 2017. The Company and CT DECD also entered into a security agreement whereby the State of CT Note is secured by all properties, assets and rights of the Company. As of each of June 30, 2018 and December 31, 2017, the balance due totaled $33,550. The DECD has not commenced any collection proceedings against the Company.

On July 6, 2017, the Company entered into the Line of Credit Note with CÜR Holdings, LLC. The Line of Credit Note has a principal balance of $685,000, and a stated maturity date of December 6, 2017. The principal on the Note does not bear interest. The Note is not convertible. The Note ranks junior to the Company’s existing Secured Notes (as defined below). In connection with the Initial Closing (as defined in Note 9) of the Preferred Stock Unit Offering (as defined in Note 9), the Line of Credit Note was assigned and transferred to CUR Holdings, Inc. on November 16, 2017 in exchange for 194,175 Unit Shares (as defined in Note 9) of Holdings and Unit Warrants (as defined in Note 9 below) to purchase 1,263,827 shares of common stock of Holdings issued to CUR Holdings, LLC. As a result, Holdings became the payee under the Line of Credit Note. Upon completion of the Initial Closing (as defined in Note 9) of the Preferred Stock Unit Offering (as defined in Note 9), the Company became obligated to pay CUR Holdings, Inc. the amounts due under the Line of Credit Note. The assignment did not alter the obligation of the Company under the original Line of Credit Note. As of December 6, 2017, the Company was in default of its obligations to repay amounts due under the Line of Credit Note. The Company remained in default as of June 30, 2018. Pursuant to the terms of the Line of Credit Note, the Company is required to pay the holder’s costs and expenses for collection, including reasonable attorneys’ fees.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

The Company defaulted under its Agreement with Digitas, as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000 (the “Claimed Amount”), together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. On November 15, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “Digitas Settlement Agreement”) with Digitas, pursuant to which the Company agreed to pay Digitas an aggregate of $400,000, in full settlement of any and all claims arising from or relating to amounts due under the Master Multiple Services Agreement (the “Claims”). Digitas agreed to release the Company from any further Claims, subject only to the Company meeting its payment obligations under the Digitas Settlement Agreement and the Digitas Note (as defined below). Simultaneously with the execution of the Digitas Settlement Agreement, the Company issued a Promissory Note to Digitas (the “Digitas Note”) in the principal amount of $400,000. Pursuant to the Digitas Note, the Company (a) paid Digitas $100,000 on November 16, 2017 (the “First Payment”), (b) was required to pay Digitas ($100,000 on the eight (8) month anniversary of the date of the First Payment (the “Second Payment’), and (c) is required to pay Digitas and additional $200,000.00 on the one (1) year anniversary of the date of the First Payment. If the Company defaults on its payment obligations under the Digitas Note, after notice and failure to cure, Digitas may file a Consent Judgment for the full Claimed Amount, less payments already made, if any, together with post-judgment interest and reasonable attorneys’ fees and costs incurred by Digitas for purposes of collection. As disclosed in Note 7, on July 26, 2018, the Company received a notice of default from Digitas resulting from the Company’s failure to pay Digitas the Second Payment due under the Digitas Settlement Agreement on July 16, 2018. In an attempt to prevent Digitas from moving forward with obtaining a Consent Judgment, the Company is currently negotiating with Digitas with respect to the Second Payment. The Company’s requests to Holdings for funds to pay the Second Payment to Digitas have not yet been approved.

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

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

The embedded conversion feature in the Unsecured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,034,037 upon issuance. The debt discount is being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability related to the Unsecured Notes. The unamortized debt discount was $1,015,085 at June 30, 2018, and the fair value of the derivative liability was $250,398 at June 30, 2018.

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

For the Six Months Ended June 30, 2018 and 2017

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

On November 16, 2017, simultaneous with the Initial Closing (as defined in Note 9), the holders of all of the Company’s existing Secured Notes (the “Secured Noteholders”), in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit. Upon completion of the transaction, the Company is now required to pay Holdings all amounts due under the Secured Notes, which is classified as due to related party on the consolidated balance sheet. The Company remains in default with respect to its obligations to repay amounts due under the Secured Notes but has not received a notice of default or other demand for payment from Holdings.

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

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

The Placement Agent’s warrants have a term of 5 years and an exercise price per share equal to the exercise price of the Secured Note Conversion Unit Warrant Shares issued to Secured Buyers introduced to the Secured Convertible Note Offering by the Placement Agent upon conversion (“Placement Agent Warrants”).

The embedded conversion feature in the Secured Notes was bifurcated to a derivative liability as it was not considered to be clearly and closely related to the host agreement. The Company recorded a derivative liability and debt discount of $2,091,053 upon issuance. The debt discount was being amortized to interest expense over the term of the loan. Refer to Note 5 for discussion of the derivative liability related to the Secured Notes. The debt discount was fully amortized at June 30, 2018 and the derivative liability was $1,185,029 at June 30, 2018.

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

Note 5 – Derivative Liabilities

The PPO Warrants, 2014 Broker Warrants and Warrant Agent Warrants (discussed below) qualified for derivative classification upon issuance due to the price protection provisions on the exercise price. The initial fair value of these liabilities was recorded as an increase to derivative liabilities and a decrease in additional paid in capital as the warrants were issued in connection with the closings of private placement offerings. The embedded conversion feature of the Unsecured Notes and the Secured Notes described in Note 4 also qualify for derivative classification. The initial fair value of these liabilities was recorded as an increase to derivative liabilities with a corresponding debt discount. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments included in other income or expenses.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the period ended June 30, 2018.

Six Months Ended June 30, 2018

Balance at the beginning of period	$1,542,304

Change in fair value of the conversion features on unsecured convertible notes	(26,927)

Change in fair value of the conversion features on secured convertible notes	(79,950)

Balance at the end of the period	$1,435,427

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities as their fair values were determined using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s Common Stock, volatility, risk free rate, dividend rate and estimated life.

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Unsecured Notes of $0.85 and $0.77 determined at December 31, 2017 and June 30, 2018, respectively, using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 31, 2017	181.17%	2.20%	0%	2.89
June 30, 2018	189.71%	2.73%	0%	2.39

The weighted average per-share fair value of the derivative liabilities associated with the embedded conversion features on the Secured Notes of $1.01 and $0.94 determined at December 31, 2017 and June 30, 2018, respectively using the Black-Scholes pricing model using the following weighted average assumptions:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

December 31, 2017	181.17%	2.20%	0%	3.31
June 30, 2018	189.71%	2.73%	0%	2.82

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

Note 6 - Commitments and Contingencies

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

On July 31, 2017, the Company and Zuora signed a new order form (“New Order Form”) under the Master Subscription Agreement, providing for the full settlement and release of the parties from all obligations under the old order form, dated July 31, 2014, in consideration for entering into the New Order Form. In accordance with the terms of the New Order Form, the Company paid Zuora $150,000 for the first year of the three-year agreement for Zuora to provide subscription services to the Company. Subsequent payments of $150,000 per year will be due under the New Order Form for the balance remaining term. The Company’s requests to Holdings for funds to pay the $150,000 payment due to Zuora as of July 31, 2018, have not yet been approved.

Distribution Agreement with MediaNet

On November 10, 2014, the Company entered into a Distribution Agreement (the “MediaNet Agreement”) with MediaNet Digital, Inc. (“MediaNet”) which provided the Company with a catalog of sound recordings and metadata that enabled and provided for the delivery of sound recordings to end users of CÜR Music. The MediaNet Agreement remains in effect for a period of three years following the effective date of November 7, 2014. The MediaNet Agreement automatically renews for successive one-year terms unless terminated by MediaNet or the Company.

Pursuant to the MediaNet Agreement, the Company was required to pay a set-up fee. In addition, the Company was required to pay a monthly technology licensing fee during the initial term, a monthly usage fee and pay for any additional professional services and technical assistance or customization.

As of June 30, 2018, the Company has not made any payments to MediaNet, however, the Company has accrued for balances due of $258,586. While the Company has agreed in principle with MediaNet to an amended Distribution Agreement and settlement for balances due under the MediaNet Agreement, the Company’s requests to Holdings for funds to pay any settlement amount have not yet been approved. The Company continues to work with Holdings for approval to finalize and amended agreement with MediaNet and for the advance of the necessary funding to execute. To date, the Company has not received a notice of default from MediaNet and the MediaNet Agreement has not been terminated.

Stock Option Grant

Included in employment offers to three members of the Company’s management team, the Company committed to grant a total of 1,100,000 non-qualified stock options at a future date, to be determined based upon the availability under an approved equity incentive plan. Currently neither 2014 nor 2015 equity incentive plans have adequate shares available for issuance to meet these obligations. No stock compensation expense related to this commitment has been recorded or accrued by the Company as of June 30, 2018.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

Content Licenses

Prior to the Initial Closing (as defined in Note 9) of the Preferred Stock Unit Offering (as defined in Note 9), and as a condition thereto, Holdings renegotiated new content licensing agreements (“New Music Label Agreements”) with the three major music labels (the “Music Labels”). Upon consummation of the Initial Closing (as defined in Note 9) of the Preferred Stock Unit Offering (as defined in Note 9), Holdings paid the required advances due to the Music Labels under the New Music Label Agreements (the “Label Advances”) in the aggregate amount of $2,500,000. The Company joined one of the New Music Label Agreements, while the other New Music Label Agreements provide Holdings with the right to sublicense its rights under such agreements to the Company. The New Music Label Agreements enable the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with the Company’s Internet music service, CÜR Music. The New Music Label Agreements released the Company of prior obligations under the original agreements the Company had with the Music Labels. At the current time, the Company does not have a contract with Holdings that requires payment for sublicenses and access to the sound recordings and related materials.

The Company and Holdings are required to pay certain minimum content fees over the term of the New Music Label Agreements in the aggregate of: $15,100,000 in the first year of the agreements, $24,500,000 in the second year of the agreements, and $18,400,000 in the third year of the agreements.

Minimum payments related to the previously described contracts is summarized as follows:

Six Months Ended June 30,	Total

2018	$3,650,000	*

2019	4,650,000	*

2020	8,400,000	*

______________

*	Additional contract terms include per subscriber, stream or percentage of revenue charges.

Note 7 – Legal Proceedings

The Company defaulted under the Digitas Agreement, as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000, together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. As discussed in Notes 4 and 11, the Digitas Settlement Agreement was entered into on November 15, 2017. On July 26, 2018, the Company received notice of default resulting from the failure to pay the Second Payment due under the terms of the Digitas Settlement Agreement on July 16, 2018. In an attempt to prevent Digitas from moving forward with obtaining a Consent Judgment, the Company is currently negotiating with Digitas with respect to the Second Payment. The Company’s requests to Holdings for funds to pay the Second Payment to Digitas have not yet been approved (see Note 10).

Certain of the Company’s former employees filed outstanding claims against the Company for payment of unpaid wages totaling $50,000, which are accrued and remain outstanding. The Company has agreed to settlements on other employee claims totaling $127,843, which also are accrued and remain outstanding. The Company’s requests to Holdings for funds to pay these amounts have not yet been approved.

Cybercoders, Inc. (“Cybercoders”), a recruiter used in connection with certain employee placements, has filed a claim against the Company for failure to pay Cybercoders past due balances for the services they provided. The Company and Cybercoders agreed to a settlement amount of $5,000, which has not yet been paid. The Company’s requests to Holdings for funds to pay this amount have not yet been approved.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

24G, LLC (“24G”), a consultant that provided the Company with marketing services, has filed a claim against the Company for failure to pay 24G past due balances in the amount of $71,898 for the services they provided. The Company and 24G agreed to a settlement amount of $5,000. Following the Initial Closing (as defined in Note 9) of the Preferred Stock Unit Offering (as defined in Note 9), the settlement with 24G was paid.

A consultant that provided the Company with software development services, has filed a claim against the Company for failure to pay past due balances for services provided. A judgement was entered and recorded in the Circuit Court for Montgomery County, Maryland for $60,000. Following the closing of the Preferred Stock Unit Offering (as defined in Note 9), $10,000 was paid by the Company. The balance of $50,000 was paid by the Company in April 2018.

An attorney for iTexico LLC (“iTexico”), a software developer the Company used contacted the Company in an effort to collect $53,750 of past due balances iTexico claims it is owed for the services they provided. The Company reached a settlement of $9,000 with iTexico and paid that amount in November 2017.

We are currently not aware of any other pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

Note 8 – Related Parties

The Company and Holdings are considered to be related parties based due to several factors. Please reference Notes 1, 4, 9 and 10 for details the nature of the relationship and transactions between the companies.

Note 9 – CUR Holdings, Inc.

Transactions and Proposed Additional Transactions with Holdings

Holdings was formed in the State of Delaware on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space. On September 11, 2017, the Company entered into the Term Sheet with Holdings pursuant to which the Company and Holdings agreed to consummate either the Merger or the Asset Transfer, under certain circumstances. The conditions for moving forward with the Merger have been satisfied, however, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by the Holdings and/or the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. If the Merger does not occur, or another a business transaction that presents an opportunity for the Company’s securityholders is not consummated, the Company may need to cease operations.

On November 16, 2017, Holdings consummated an initial closing (the “Initial Closing”) of its private placement offering (the “Preferred Stock Unit Offering”), to certain “accredited investors” (each, a “Unit Purchaser” and, collectively, the “Unit Purchasers”), of a minimum of $6,000,000 (the “Minimum Amount”) of units of securities of Holdings (each, a “Preferred Stock Unit” and, collectively, the “Preferred Stock Units”), at a purchase price of $5.15 per Preferred Stock Unit (other than with respect to the assignment and transfer to Holdings of the Line of Credit Note, as further described above), with each Preferred Stock Unit consisting of (a) one (1) share of Series A convertible preferred stock of Holdings (each, a “Unit Share” and collectively, the “Unit Shares”), and (b) a 5-year warrant (each, a “Unit Warrant” and collectively, the “Unit Warrants”) to purchase 6.5087 shares of common stock of Holdings, at an exercise price of $1.00 per each full share. Holdings issued 1,195,033 Preferred Stock Units to the Unit Purchasers, consisting of 1,195,033 Unit Shares and 7,778,119 Unit Warrants, in consideration for (a) gross proceeds of $6,154,361 from the Initial Closing of the Preferred Stock Unit Offering.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

The net proceeds from the Preferred Stock Unit Offering and $2.5 Million Note Offering (as defined below) (together, the “Holdings Offerings”), in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances to the Music Labels sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, the Company’s Internet music service, and to extend the Post-Closing Line of Credit to the Company, for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note (as defined below), and (2) for working capital and general corporate purposes. For the six-month period ended June 30, 2018, $1,618,873 was drawn down from the Post-Closing Line of Credit. Subsequent to June 30, 2018, and through the date of the report, an additional $385,790 has been drawn from the Post-Closing Line of Credit.

While there is a process for requesting and approving drawdowns, it is not formally documented. Approval is on a case by case basis and the terms and associated interest on the Post-Closing Line of Credit is to be determined and will be reflected in the definitive documentation for the transaction. Holdings has only partially funded the Company’s requests for payroll and vendor payables through the date of this report. Funding shortfalls have resulted in defaults on certain vendor agreements and staff layoffs (see Note 10). No assurance has been given to the Company that Holdings will continue to fund requested disbursements on a timely basis, or at all. The Company and Holdings are actively seeking sources of equity or debt financing in order to support the Company’s operations, as it currently does not have sufficient cash to meet its operating needs. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

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

In addition, simultaneously with the Initial Closing of the Preferred Stock Unit Offering, the Secured Noteholders of all of the Company’s existing Secured Notes in the aggregate principal amount of $2,515,000, with accrued and unpaid interest in the aggregate of $561,203, assigned, conveyed, transferred to Holdings all of the Secured Noteholders’ right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder, in exchange for units (each, a “Secured Note Conversion Unit” and, collectively, the “Secured Note Conversion Units”) of securities of Holdings, at an exchange rate of $2.00 of principal and interest due under the Secured Notes per unit, in an transaction intended to be exempt from registration under the Securities Act, pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D promulgated thereunder (the “Secured Note Assignment Transaction”). Each Secured Note Conversion Unit consisted of (a) one (1) share of common stock of Holdings (each, a “Secured Note Conversion Share” and, collectively, the “Secured Note Conversion Shares”), and (b) a 5-year warrant (each, a “Secured Note Conversion Warrant” and, collectively, the “Secured Note Conversion Warrants”) to purchase one (1) share of common stock of Holdings for every share of common stock of Holdings received upon exchange, at an exercise price per share equal to $1.00. Upon completion of the transaction, the Company is required to pay Holdings amount due under the Secured Notes. In connection with the Secured Note Assignment Transaction, (a) Holdings issued 1,538,102 Secured Note Conversion Units, consisting of 1,538,102 Secured Note Conversion Shares, and 1,538,102 Secured Note Conversion Warrants, and (b) Holdings became the sole payee under the Secured Notes. The Secured Note Assignment Transaction did not alter the obligation of the Company under the original Secured Notes. Upon completion of the transaction, the Company is now required to pay Holdings all amounts due under the Secured Notes, which is classified as due to related party on the consolidated balance sheet. The Company remains in default with respect to its obligations to repay amounts due under the Secured Notes but has not received a notice of default or other demand for payment from Holdings.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

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

On November 16, 2017, the board of directors of Holdings increased the number of members constituting the board of directors from one (1) to three (3). The board of directors of Holdings then appointed Thomas Brophy, the Company’s President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and a member of the Company’s board of directors, and Edward P. Swyer, a member of the board of directors of the Company, as members of the board of directors of Holdings, to fill the two vacancies resulting from the increase to the number of seats on the board of directors, to serve until their successors shall be duly appointed, unless they resign, are removed from office, or are otherwise disqualified from serving as directors for Holdings. On July 9, 2018 and July 10, 2018, Mr. Swyer and Mr. Brophy resigned as members of the board of directors of Holdings, respectively.

Immediately following the Initial Closing of the Preferred Stock Unit Offering, Holdings issued one (1) share of its Series B voting preferred stock (“Series B Preferred Stock”) to William F. Duker, the President and Treasurer of Holdings, and a member of the board of directors of Holdings. Pursuant to the Certificate of Designation of Series B Voting Preferred Stock of Holdings (the “Series B Certificate of Designation”), the holder of the Series B Preferred Stock has the right (a) to elect the number of directors on the board of directors of Holdings constituting the majority, and (b) to approve any merger (including the Merger), asset sale (including the Asset Transfer), or other fundamental transaction to be effected by Holdings.

The Company and Holdings currently have no common board members and are two separate and distinct entities with two completely different sets of officers running their day-to-day affairs, separate corporate offices where their books and records are separately kept, and very different shareholder bases. Further, while Holdings has agreed to extend the Post-Closing Line of Credit to the Company for up to the full amount of the aggregate net proceeds from the Holdings Offerings, drawdowns against the line of credit must be requested by the Company and approved by Holdings. Requests may be approved or rejected by Holdings on a case-by-case basis. Holdings has only partially funded the Company’s requests for payroll and vendor payables through the date of this report. Funding shortfalls have resulted in defaults on certain vendor agreements and staff layoffs (see Note 10). No assurance has been given to the Company that Holdings will continue to fund requested disbursements on a timely basis, or at all. The Company and Holdings are actively seeking sources of equity or debt financing in order to support the Company’s operations, as it currently does not have sufficient cash to meet its operating needs. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

In accordance with the Term Sheet, if the Company receives SEC Clearance (or, at the discretion of the boards of directors of the Company and Holdings, as described above), Holdings will consummate the Merger. The Company and Holdings anticipate that the Merger, if consummated, will qualify as a tax-free reorganization under the U.S. Internal Revenue Code. If there is an SEC Revocation of the Company’s Common Stock under the Exchange Act (or, at the discretion of the boards of directors of the Company and Holdings, as described above), the Company and Holdings will consummate the Asset Transfer. The Company received SEC Clearance on June 5, 2018, however, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by Holdings and/or the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. If the Merger does not occur, or another a business transaction that presents an opportunity for the Company’s securityholders is not consummated, the Company may need to cease operations (see Note 10).

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

Simultaneously with the closing of the Holdings Offerings, shareholders representing at least fifty-one percent (51%) of the voting capital stock of each of the Company and Holdings, and of the Unit Purchasers in the Preferred Stock Unit Offering and Secured Noteholders in the Secured Note Assignment Transaction, entered into voting agreements, pursuant to which they agreed to vote in favor of the Combination Transaction, as applicable. Although shareholder consent has been obtained, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by Holdings and/or the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. If the Merger does not occur, or another a business transaction that presents an opportunity for the Company’s securityholders is not consummated, the Company may need to cease operations.

On May 15, 2018, Holdings consummated a Second Closing of the Preferred Stock Unit Offering, for gross proceeds to Holdings of $1,246,300. The net proceeds from the Second Closing, in the aggregate amount of $1,086,131 (after deducting fees and expenses related to the Second Closing in the aggregate amount of $160,169 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent), are to be used in the same manner as the net proceeds of the Initial Closing of the Preferred Stock Unit Offering.

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

Note 10 – Subsequent Events

On July 9, 2018, Edward P. Swyer resigned as a member of the Board of Directors of the Company thereby reducing the Company’s Board to two members. Mr. Swyer’s resignation was for personal reasons and was not the result of a disagreement with the Company on any matter relating to its operations, policies, or practices.

On July 24, 2018, Thomas Brophy resigned as the Company’s President and Chief Executive Officer. As a result of his resignation he relinquished his role as the Company’s “Principal Executive Officer” for SEC reporting purposes. Mr. Brophy will continue to serve as a member of the Company’s board of directors. In connection with his resignation, on July 24, 2018, Mr. Brophy provided the Company’s Board with a Notice of Termination for “Good Reason” (the “Notice of Termination”) pursuant to Section 5.4 of his Employment Agreement with the Company, dated January 28, 2014 (the “Employment Agreement”). In the Notice of Termination, Mr. Brophy indicated that the termination was due to the Company’s failure to pay him the compensation for his services that he was entitled to receive under the Employment Agreement. The Company was not able to pay Mr. Brophy because its requests to Holdings for funds to pay Mr. Brophy were not approved. Under Section 5.4 of the Employment Agreement, if the Company does not substantially cure within 30 days of receipt of the Notice of Termination, the Employment Agreement will terminate as of such 30th day.

CÜR MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

As discussed in Note 7, the Company defaulted under the Digitas Agreement with Digitas, as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000, together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. As discussed in Notes 4 and 11, the Digitas Settlement Agreement was entered into on November 15, 2017. On July 26, 2018, the Company received notice of default resulting from the failure to pay the Second Payment due under the Digitas Settlement Agreement on July 16, 2018. Due to the Company’s failure to make the Second Payment, Digitas is entitled to obtain a Consent Judgment in the amount of $650,000, together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees after three (3) business days’ notice of default to the Company. As of the date of this writing Digitas has not requested consent judgment. In an attempt to prevent Digitas from moving forward with obtaining the Consent Judgment, the Company is currently negotiating with Digitas with respect to the Second Payment. The Company’s requests to Holdings for funds to pay the Second Payment to Digitas have not yet been approved.

Holdings has only partially funded the Company’s requests for payroll and vendor payables through the date of this report. Funding shortfalls have resulted in defaults on certain vendor agreements. In addition, as of August 15, 2018, we were forced to lay off the entire workforce, leaving only John Egazarian, the Company’s Head of Product and Chief Operations Officer, Michael Betts, the Company’s Chief Technology Officer, and Kelly Sardo, the Company’s Chief Financial Officer, Secretary and Treasurer, as employees of the Company. No assurance has been given to the Company that Holdings will continue to fund requested disbursements on a timely basis, or at all. The Company and Holdings have been actively seeking sources of equity or debt financing to support the Company’s operations. To date, the Company’s efforts to identify alternate sources of equity or debt financing have not been successful, and the Company currently does not have sufficient cash to meet its operating needs. If Holdings does not provide the Company with additional funding through the Post-Closing Line of Credit, or if adequate alternative funding is not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Although SEC Clearance has been received, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by Holdings and/or the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business transaction that presents an opportunity for our securityholders. No specific transaction has been definitively identified, and there is no certainty that any such transaction will be identified or consummated. If a business transaction is not consummated, we may need to cease operations.

On August 16, 2018, the Company’s board of directors appointed Kelly Sardo, the Company’s Chief Financial Officer, Secretary and Treasurer, as the Company’s Interim President, to serve until her successor shall be duly appointed. In addition, for SEC reporting purposes, Ms. Sardo was designated as the Company’s “Principal Executive Officer.”

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

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

In early 2016, the Company entered into agreements (“Music Label Agreements”) with certain music labels (“Music Labels”), pursuant to which the Company was provided limited, non-exclusive licenses to digitally distribute certain sound recordings and related materials owned or controlled by the Music Labels in connection with CÜR Music, the music streaming product we are developing (“CÜR Music”), within the United States and its territories, commonwealths, and possessions. The Company had also entered into agreements (“Publishing Agreements”) with certain music publishing companies (“Music Publishers”) either directly or through a third party, pursuant to which the Company had been provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Music Label Agreements and Publishing Agreements may be collectively referred to herein as the “Content Agreements,” and the Music Labels and Music Publishers may be collectively referred to herein as the “Content Providers.”

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

On April 12, 2016, April 15, 2016, May 26, 2016, June 7, 2016 and July 20, 2016 the Company entered into Securities Purchase Agreements (in this case, the “Purchase Agreements”) with certain “accredited investors” (the “Secured Buyers”), pursuant to which the Secured Buyers purchased 12% Senior Secured Convertible Promissory Notes of the Company (the “Secured Notes”) in the aggregate principal amount of $2,515,000 (before deducting placement agent fees and expenses of $282,454) (the “Second Convertible Note Offering”). The Company used the net proceeds from the Second Convertible Note Offering for certain payments to content owners and working capital and general corporate purposes.

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

On September 11, 2017, we entered into a non-binding term sheet (the “Term Sheet”) with CUR Holdings, Inc., a related Delaware corporation, formed on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space (“Holdings”), pursuant to which the Company and Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed Administrative Proceedings, or, if instituted, will discontinue such proceedings (“SEC Clearance”), Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the boards of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed Administrative Proceedings against the Company, and such proceedings result in the revocation of the registration of our Common Stock under the Exchange Act (“SEC Revocation”), the Company and Holdings will, subject to any required shareholder approval, enter into a fair value asset purchase and sale transaction, pursuant to which Holdings will acquire all of the intellectual property and other assets and liabilities constituting our Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the boards of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet. On June 5, 2018 the Company received clearance from the SEC that it had concluded its investigation and advised the Company that it did not intend to recommend any Administrative Proceedings by the SEC against the Company. However, although SEC Clearance has been received, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. If the Merger does not occur, or another a business transaction that presents an opportunity for the Company’s securityholders is not consummated, the Company may need to cease operations.

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 are to be used to pay the required Label Advances to the Music Labels sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, and to extend a line of credit to the Company for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, employee deferred compensation, and monthly payments due by the Company under the New Note and (2) for working capital and general corporate purposes. While there is a process for requesting and approving drawdowns, it is not formally documented, approval is on a case-by-case basis, and the terms and associated interest on the Post-Closing Line of Credit is to be determined and will be reflected in the definitive documentation for the transaction. Through the date of this reporting, advance requests have not been fully funded resulting in default of certain vendor agreements and lay off of the entire workforce. There has been no assurance from Holdings that they will continue to fund further disbursement requests.

While the Company expects to launch its CÜR Music streaming product once additional debt or equity financing is obtained, Holdings has delayed launch through the date of this report to evaluate and undertake extensive modifications to the user interface and user experience. Without funding from Holdings to conduct marketing and other launch activities, the Company has been and will continue to be unable to launch the product. Accordingly, the timing and distribution strategy is uncertain.

As of June 30, 2018, we have devoted substantially all of our efforts to product development, raising capital and building our technology infrastructure. As of that date, we did not receive any material revenues from our planned principal operations.

Our Strategy

Our CÜR Music product is a new streaming music experience that combines the listening experience of free internet radio products with an on-demand listening experience for listening on web and mobile devices, beginning at $1.99 per month. The Company expects to launch its CÜR Music streaming product once additional debt or equity financing is obtained. However, Holdings has delayed launch through the date of this report to evaluate and undertake extensive modifications to the user interface and user experience. Without funding from Holdings to conduct marketing and other launch activities, the Company has been and will continue to be unable to launch the product. Accordingly, the timing and distribution strategy is uncertain, and we may not be able to launch our product at all.

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

Our current business plan includes distributing our music streaming service through Apple’s iTunes App Store to iOS devices, Google’s Google Play Store to Android devices and the internet, among other distribution channels and platforms. At launch, we plan to have an iOS application, Android application and a CÜR Music website. The CÜR Music application was previously submitted to and approved by the iTunes app store and the Google Play store and we anticipate it will be approved again upon resubmission.

We plan to source our music from MusicNet, Inc. d/b/a Media Net Digital, Inc. We also plan to use Amazon web services to support certain of the technological needs of the business.

The Company expects to launch its CÜR Music streaming product once additional debt or equity financing is obtained. However, Holdings has delayed launch through the date of this report to evaluate and undertake extensive modifications to the user interface and user experience. Without funding from Holdings to conduct marketing and other launch activities, the Company has been and will continue to be unable to launch the product. Accordingly, the timing and distribution strategy is uncertain.

As of June 30, 2018, we do not have adequate capital to launch CÜR Music, therefore, we continue to pursue sources of equity and/or debt financing to support our operations. We need to raise a substantial amount of capital, to fully implement our business plan, market CÜR Music, meet additional content license cost obligations, and for general working capital. No assurances can be provided that these funds will be sufficient to effectively launch CÜR Music or to sustain the Company’s operating cash requirements until cash flow from operations are achieved, if ever.

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

In connection with the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined below), the Line of Credit Note was assigned and transferred to Holdings (as defined below) in exchange for 194,175 Unit Shares (as defined below) of CUR Holdings, Inc. and Unit Warrants (as defined below) to purchase 1,263,827 shares of common stock of CUR Holdings, Inc. issued to CUR Holdings, LLC. As a result, CUR Holdings, Inc. became the payee under the Line of Credit Note. Upon completion of the Initial Closing (as defined below) of the Preferred Stock Unit Offering (as defined below), we are now required to pay Holdings the amounts due under the Line of Credit Note. The assignment did not alter the obligation of the Company under the original Line of Credit Note.

As of December 6, 2017, the Company was in default of its obligations to repay amounts due under the Line of Credit Note. The Company remained in default as of June 30, 2018. Pursuant to the Line of Credit Note, the Company is required to pay the holder’s costs and expenses for collection, including reasonable attorneys’ fees.

Receipt of Wells Notice

On July 19, 2017, we received a “Wells Notice” from the staff (the “Staff”) of the SEC. The Wells Notice provided notification to the Company that the Staff had made a preliminary determination to recommend that the SEC institute administrative proceedings (“Administrative Proceedings”) against the Company pursuant to Sections 12(j) and 12(k) of the Exchange Act, based solely upon our failure to comply with our reporting obligations under Section 13(a) of the Exchange Act. Sections 12(j) grants the SEC the right, after notice and opportunity for a hearing, to revoke the registration of a security. Section 12(k) grants the SEC the right to suspend trading in a security.

As of May 21, 2018, the Company had filed all of the delinquent reports and was current with respect to its filing obligations.

On June 5, 2018, the SEC gave the Company notification that it had concluded its investigation and advised the Company that it did not intend to recommend any Administrative Proceedings by the SEC against the Company.

Transactions and Proposed Additional Transactions with Holdings

On September 11, 2017, we entered into a non-binding term sheet (the “Term Sheet”) with CUR Holdings, Inc., a related Delaware corporation, formed on August 14, 2017, for the purpose of raising capital to effectuate a transaction with the Company, or another company in the music streaming space (“Holdings”), pursuant to which the Company and Holdings agreed to consummate either a Merger (as defined below) or an Asset Transfer (as defined below), under certain circumstances. Pursuant to the Term Sheet, in the event the Company receives notification from the SEC that it will not institute the proposed Administrative Proceedings, or, if instituted, will discontinue such proceedings (“SEC Clearance”), Holdings will, subject to any required shareholder approval, merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Merger prior to receipt of SEC Clearance. If, however, the SEC commences the proposed Administrative Proceedings against the Company, and such proceedings result in the revocation of the registration of our Common Stock under the Exchange Act (“SEC Revocation”), the Company and Holdings will, subject to any required shareholder approval, enter into a fair value asset purchase and sale transaction, pursuant to which Holdings will acquire all of the intellectual property and other assets and liabilities constituting our Music Streaming Business (the “Asset Transfer” and, together with the Merger, a “Combination Transaction”); provided, however, that the board of directors of the Company and Holdings may mutually agree to proceed with the Asset Transfer any time commencing on the ninety-first (91st) day after the effective date of the Term Sheet. On June 5, 2018, the SEC gave the Company notification that it had concluded its investigation and advised the Company that it did not intend to recommend any Administrative Proceedings by the SEC against the Company. However, although SEC Clearance has been received, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by Holdings and/or the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. If the Merger does not occur, or another a business transaction that presents an opportunity for the Company’s securityholders is not consummated, the Company may need to cease operations.

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

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) are to be used to pay the required Label Advances (as defined below) to the Music Labels (as defined below) sufficient to allow Holdings and/or the Company to proceed with soliciting subscriptions for CÜR Music, and to extend a line of credit to the Company (the “Post-Closing Line of Credit”), for up to the full amount of the aggregate net proceeds from the Holdings Offerings (1) to enable the Company to pay outstanding accounts payable, to be negotiated into structured settlements, employee deferred compensation, and monthly payments due by the Company under the New Note, and (2) for working capital and general corporate purposes. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined and will be reflected in the definitive documentation for the transaction. Holdings has only partially funded requests for payroll and vendor payables through the date of this report. Funding shortfalls have resulted in defaults on certain vendor agreements and staff layoffs (see Note 10). No assurance has been given to the Company that Holdings will continue to fund requested disbursements on a timely basis, or at all. The Company and Holdings are actively seeking sources of equity or debt financing in order to support the Company’s operations, as it currently does not have sufficient cash to meet its operating needs. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

On November 16, 2017, the board of directors of Holdings increased the number of members constituting the board of directors from one (1) to three (3). The board of directors of Holdings then appointed Thomas Brophy, our President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, and a member of our board of directors, and Edward P. Swyer, a member of our board of directors, as members of the board of directors of Holdings. On July 9, 2018 and July 10, 2018, Mr. Swyer and Mr. Brophy resigned as members of the board of directors of Holdings, respectively (see Note 10).

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

As mentioned above, pursuant to the Term Sheet, if the Company receives SEC Clearance (or, at the discretion of the board of directors of the Company and Holdings, as described above), the Company and Holdings will consummate the Merger. The Company and Holdings anticipate that the Merger, if consummated, will qualify as a tax-free reorganization under the U.S. Internal Revenue Code. The Company and Holdings also anticipate that, if the Merger is consummated:

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

Simultaneously with the closing of the Holdings Offerings, shareholders representing at least fifty-one percent (51%) of the voting capital stock of each of the Company and Holdings, and of the Unit Purchasers in the Preferred Stock Unit Offering and Secured Noteholders in the Secured Note Assignment transaction, entered into voting agreements, pursuant to which they agreed to vote in favor of the Combination Transaction, as applicable. Although shareholder consent has been obtained, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by Holdings and/or the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. If the Merger does not occur, or another a business transaction that presents an opportunity for the Company’s securityholders is not consummated, the Company may need to cease operations.

Although SEC Clearance has been received, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business transaction that presents an opportunity for our securityholders. No specific transaction has been definitively identified, and there is no certainty that any such transaction will be identified or consummated. If a business transaction is not consummated, we may need to cease operations.

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

The Company had previously entered into Publishing Agreements with certain music publishing companies Music Publishers, pursuant to which the Company was provided the non-exclusive right and license to use certain musical works owned, controlled and/or administered by the Music Publishers (the “Publisher Materials”) in connection with CÜR Music, within the United States and its territories, commonwealths, and possessions. The Company is currently in default of the Publishing Agreements and intends to enter into new agreements prior to the launch of CÜR Music.

Prior to the Initial Closing of the Preferred Stock Unit Offering, and as a condition thereto, Holdings renegotiated new content licensing agreements (“New Music Label Agreements”) with the three major music labels (the “Music Labels”). Upon consummation of the Initial Closing of the Preferred Stock Unit Offering, Holdings paid certain advances due to the Music labels (“Label Advances”) due to the Music Labels pursuant to the New Music Label Agreements in the aggregate amount of $2,500,000. The Company joined one of the New Music Label Agreements, while the other New Music Label Agreements provide Holdings with the right to sublicense its rights under such agreement to the Company. The New Music Label Agreements enable the Company to digitally distribute sound recordings and related materials owned or controlled by the Music Labels in connection with the Company’s Internet music service, CÜR Music. The New Music Label Agreements released the Company of prior obligations under the original Music Label Agreements. At the current time, the Company does not have a contract with Holdings which requires payment for sublicenses and access to the sound recordings and related materials.

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

The Assignment Transaction did not alter the obligation of the Company under the original Secured Notes. The Company remains in default with respect to its obligations to repay amounts due under the Secured Notes but has not received a notice of default or other demand for payment from Holdings

In connection with the Secured Note Assignment Transaction, (a) Holdings issued 1,538,102 Secured Note Conversion Units, consisting of 1,538,102 Secured Note Conversion Shares, and 1,538,102 Secured Note Conversion Warrants, and (b) Holdings became the sole payee under the Secured Notes.

In connection with the Secured Note Assignment Transaction, the Placement Agent, received warrants (“Third Placement Agent Warrants”) to purchase (a) 86,377 shares of common stock of Holdings, with a term of five (5) years and an exercise price of $2.00 per share, and (b) 86,377 shares of common stock of Holdings, with a term of five (5) years and an exercise price of $1.00 per share.

Settlement Agreement and Mutual Release

As previously reported, the Company defaulted under its Master Multiple Services Agreement (the “Digitas Agreement”) with Digitas, Inc., a Massachusetts corporation (“Digitas”), as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000 (the “Claimed Amount”), together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. On November 15, 2017, the Company entered into a Settlement Agreement and Mutual Release (the “Digitas Settlement Agreement”) with Digitas, pursuant to which the Company agreed to pay Digitas an aggregate of $400,000, in full settlement of any and all claims arising from or relating to amounts due under the Digitas Agreement (the “Claims”). Digitas agreed to release the Company from any further Claims, subject only to the Company meeting its payment obligations under the Digitas Settlement Agreement and the Digitas Note (as defined below).

Simultaneously with the execution of the Digitas Settlement Agreement, the Company issued a Promissory Note to Digitas (the “Digitas Note”) in the principal amount of $400,000. Pursuant to the Digitas Note, the Company (a) paid Digitas $100,000 on November 16, 2017 (the “First Payment”), (b) was required to pay Digitas $100,000 on the eight (8) month anniversary of the date of the First Payment (the “Second Payment’), and (c) is required to pay Digitas and additional $200,000.00 on the one (1) year anniversary of the date of the First Payment. If the Company defaults on its payment obligations under the Digitas Note, after notice and failure to cure, Digitas may file a Consent Judgment for the full Claimed Amount, less payments already made, if any, together with post-judgment interest and reasonable attorneys’ fees and costs incurred by Digitas for purposes of collection.

On July 26, 2018 the Company received notice of default from Digitas resulting from the failure to pay the Second Payment due under the Digitas Settlement Agreement due on July 16, 2018. In an attempt to prevent Digitas from moving forward with obtaining a Consent Judgment, the Company is currently negotiating with Digitas with respect to the Second Payment. The Company’s requests to Holdings for funds to pay the Second Payment to Digitas have not yet been approved.

Defaults on Vendor Agreements

We are in default under our Distribution Agreement (the “MediaNet Agreement”) with MusicNet, Inc., d/b/a MediaNet Digital, Inc. (“MediaNet”) as a result of our failure to pay MediaNet past due balances for the services they provided under the MediaNet Agreement. To date, we have not received a notice of default from MediaNet. As of June 30, 2018, the Company has not made any payments to MediaNet however, has accrued for balances due of $258,586. While we have agreed in principle with MediaNet to an amended Distribution Agreement and settlement for balances due under the MediaNet Agreement, funding by Holdings to execute the contract have been denied. The Company continues to work with Holdings to secure the amended agreement and necessary funding to execute. To date, the Company has not received a notice of default from MediaNet and the MediaNet Agreement has not been terminated.

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

Results of Operations

Three-Month Period Ended June 30, 2018 Compared to Three-Month Period Ended June 30, 2017

Revenues

We have not generated any material revenues for the three months ended June 30, 2018 or 2017.

Operating Expenses

Overview

Total operating expenses for the three-month periods ended June 30, 2018 and 2017 were $824,192 and $167,421, respectively. The increase in total operating expenses of $656,771, or approximately 392%, was primarily related to the restarting of our business in 2018 from dormancy in 2017. In the second quarter of 2018, operating expenses included approximately $437,000 of wages for full time hires to continue the development of the application, and $166,000 for legal, accounting and label consulting fees.

Research and Development Expenses

For the three-month periods ended June 30, 2018 and 2017, research and development expenses were $538,091 and $38,444, respectively. Research and development expenses increased by $499,647, due to an increase in wages of $446,000 for developers re-hired to complete the development of the CÜR Music application, an increase in consultant costs of $32,000 associated with label negotiations and public relations, an increase in professional fees of $166,000 associated with contract developers to complete the application, offset by a decrease of $187,000 in content costs.

General and Administrative Expenses

For the three-month periods ended June 30, 2018 and 2017, general and administrative expenses were $283,094 and $127,914, respectively. General and administrative expenses increased by $155,180, or approximately 121%, primarily due to an increase in wages and related expenses of $102,000, an increase in facilities cost of $15,000 for newly leased office space, and an increase in public relations expense of $32,000.

Stock based Compensation Expenses

For each of the three-month periods ended June 30, 2018 and 2017, stock-based compensation expense was $0 due to the forfeiture of outstanding stock options in the third quarter of 2016 and no new stock options granted for 2017 or 2018.

Other Income (Expense)

For the three-month periods ended June 30, 2018 and 2017, other expense was $217,168 and $1,782,122, respectively. Other expense decreased $1,564,954 due to a change in fair value of derivative liabilities of $(41,830) in 2018 compared to$1,518,438 in 2017, respectively.

Six-Month Period Ended June 30, 2017 Compared to Six-Month Period Ended June 30, 2016

Revenues

We have not generated any material revenues for the six months ended June 30, 2018 or 2017.

Operating Expenses

Overview

Total operating expenses for the six-month periods ended June 30, 2018 and 2017 were $1,755,856 and $320,602, respectively. The increase in total operating expenses of $1,435,254 was related to an increase in both general and administrative and research and development expenses due to the restarting of the business in 2018 from dormancy in 2017. Salaries and related expenses increased $940,000, professional fees for contract developers, legal and accounting increased $303,000 and other expenses such as facilities, investor/public relations and consultants increased $190,000.

Research and Development Expenses

For the six-month periods ended June 30, 2018 and 2017, research and development expenses were $1,272,779 and $80,656, respectively. Research and development expenses increased by $1,192,123 due to an increase in wages of $810,000 for developers re-hired to complete the development of the CÜR Music application, an increase in consultant costs of $94,000 associated with label negotiations and public relations, an increase in professional fees of $277,000 associated with contract developers to complete the application.

General and Administrative Expenses

For the six-month periods ended June 30, 2018 and 2017, general and administrative expenses were $479,043 and $237,081, respectively. General and administrative expenses increased by $241,962, or approximately 102%, primarily due to an increase in wages and related expenses of $130,000, an increase in professional fees for legal and accounting related services of $26,000, an increase in facilities cost of $15,000 for newly leased office space, and an increase in public relations expense of $53,000.

Stock based Compensation Expenses

For each of the six-month periods ended June 30, 2018 and 2017, stock-based compensation expense was $0 due to the forfeiture of outstanding stock options in the third quarter of 2016 and no new stock options granted for 2017 or 2018.

Other Income (Expense)

For the six-month periods ended June 30, 2018 and 2017, other expense was $402,157 and $2,264,780, respectively. Other expense decreased $1,862,623 due to a change in fair value of derivative liabilities of $(106,877) in 2018 compared to$1,744,667 in 2017, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2018, cash and cash equivalents were approximately $36,511, as compared to $153,979 at December 31, 2017.

As of June 30, 2018, we had a working capital deficit of $12,485,810. As of December 31, 2017, we had a working capital deficit of $10,490,470. The increase of $1,995,331, or approximately 19%, in working capital deficit was attributable to an increase in accounts payable of $90,114 (excluding decreases in accounts payable from debt relief), accrued and other current liabilities of $287,230, and an increase in the related party line of credit of $1,618,873.

The net proceeds from the Holdings Offerings, in the aggregate amount of $6,932,288 (after deducting fees and expenses related to the Holdings Offerings in the aggregate amount of $722,074 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent)) and the Second Offering, in the aggregate amount of $1,086,131 (after deducting fees and expenses related to the Second Closing in the aggregate amount of $160,169 (including placement agent fees, legal fees and expenses and fees payable to the escrow agent), are to be used to pay the required Label Advances to the Music Labels and to extend the Post-Closing Line of Credit Note, for up to the full amount of the aggregate net proceeds from the Holdings Offerings to the Company for development and general working capital. The process for requesting and approving drawdowns on the Post-Closing Line of Credit Note is to be determined and is currently done on a case by case basis and will be reflected in the definitive documentation for the transaction. However, Holdings has only partially funded requests for payroll and vendor payables through the date of this report. Funding shortfalls have resulted in defaults on certain vendor agreements. We continue to work through delinquent vendor accounts and disputes with vendors. In addition, as of August 15, 2018, we were forced to lay off our entire workforce, leaving only John Egazarian, the Company’s Head of Product and Chief Operations Officer, Michael Betts, the Company’s Chief Technology Officer, and Kelly Sardo, the Company’s Chief Financial Officer. No assurance has been given to the Company that Holdings will continue to fund requested disbursements on a timely basis, or at all. The Company and Holdings have been actively seeking sources of equity or debt financing to support its operations. To date, the Company’s efforts to identify alternate sources of equity or debt financing have not been successful, and the Company currently does not have sufficient cash to meet its operating needs. If Holdings does not provide the Company with additional funding through the Post-Closing Line of Credit, or if adequate alternative funding is not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Although SEC Clearance has been received, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by Holdings and/or the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. Going forward, the Company intends to seek, investigate and, if such investigation warrants, engage in a business transaction that presents an opportunity for our securityholders. No specific transaction has been definitively identified, and there is no certainty that any such transaction will be identified or consummated. If a business transaction is not consummated, we may need to cease operations.

Our original agreements with UMG and SME have been terminated and we were in default of our agreement with WMG. At the time of the Initial Closing of the Preferred Stock Unit Offering, Holdings and the Company entered into revised agreements with UMG, SME and WMG. We also plan to enter into content licensing agreements with certain independent music labels, music publishers and publisher rights organizations. The cost of entering into our previous content licensing agreements with major music labels, publisher rights organizations and publishers, including legal and consulting fees was approximately $9,000,000, the majority of which was to be paid through initial prepayments to the content providers. Under the New Music Label Agreements, the initial prepayments to content providers were significantly lower than the previous $9,000,000. If we are able to secure adequate financing, we intend to have a dedicated team of software engineers, led by our Chief Technology Officer and Chief Operating Officer, working on enhancing the technology platform, as well as the iOS and Android applications and the CÜR Music website.

Not including non-cash expenses, we have spent approximately $25,900,000 on research and development, sales and marketing and general and administrative costs to complete the development of the CÜR Music, for the time period since the Contribution in January 2014 through the second quarter of 2018. Of the total $25,900,000, a total of approximately $18,500,000 was related to research and development and approximately $7,400,000 was related to general and administrative costs.

While the Company expects to launch its CÜR Music streaming product once additional debt or equity financing is obtained, Holdings has delayed launch through the date of this report to evaluate and undertake extensive modifications to the user interface and user experience. Without funding from Holdings to conduct marketing and other launch activities, the Company has been and will continue to be unable to launch the product. Accordingly, the timing and distribution strategy is uncertain.

As of June 30, 2018, we do not expect that the net proceeds from the Holdings Offerings will be available to us or will be sufficient to launch CUR Music. We need to raise a substantial amount of capital, to fully implement our business plan, market CÜR Music, for additional content license costs, and for general working capital. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or seek a similar transaction. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $1,691,586for the six-month period ended June 30, 2018, as compared to net cash provided of $2,172 for the six-month period ended June 30, 2017. The decrease of $1,693,758, in net cash used in operations was primarily due the change in fair market value of the derivative liabilities in 2017 as compared to 2018. In the first six months of 2017, expense of $1,744,667 was recognized from the mark to market adjustment of the derivatives compared with income of $106,877 in the first six months of 2018.

Net Cash Used in Investing Activities

During the six-month periods ended June 30, 2018 and 2017, net cash used in investing activities was $44,756and $0, respectively. The current year increase was due to the Company’s security deposit required for the newly leased facilities, leasehold improvements and equipment purchases associated with our new office space and hiring of development staff.

Net Cash Provided by Financing Activities

During the six-month period ended June 30, 2018 and 2017, we received $1,618,873 and $0, in financing. In 2018, we received proceeds from the Line of Credit Note (previously discussed).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of Kelly Sardo our Interim President, Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Kelly Sardo our Interim President, Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures existing as of June 30, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Kelly Sardo our Interim President, Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer), concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

On July 9, 2018, Edward P. Swyer resigned as a member of the Board of Directors of the Company thereby reducing the Company’s Board to two members. Mr. Swyer’s resignation was for personal reasons and was not the result of a disagreement with the Company on any matter relating to its operations, policies, or practices.

On July 24, 2018, Thomas Brophy resigned as the Company’s President and Chief Executive Officer. As a result of his resignation he relinquished his role as the Company’s “Principal Executive Officer” for SEC reporting purposes.

On August 16, 2018, the Company’s board of directors appointed Kelly Sardo, the Company’s Chief Financial Officer, Secretary and Treasurer, as the Company’s Interim President, to serve until her successor shall be duly appointed. In addition, for SEC reporting purposes, Ms. Sardo was designated as the Company’s “Principal Executive Officer.”

Other than as previously described, there has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2018, that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company defaulted under its Digitas Agreement with Digitas, as a result of the Company’s failure to pay Digitas past due balances for the services Digitas provided under the Digitas Agreement. Digitas filed a claim against the Company for damages in the aggregate amount of $650,000, together with pre-judgment interest, post-judgment interest, costs, and attorneys’ fees. On November 15, 2017, the Company entered into a Settlement Agreement with Digitas, pursuant to which the Company agreed to pay Digitas an aggregate of $400,000, in full settlement of any and all claims arising from or relating to amounts due under the Digitas Agreement. Digitas agreed to release the Company from any further Claims, subject only to the Company meeting its payment obligations under the Settlement Agreement and the Digitas Note. Simultaneously with the execution of the Settlement Agreement, the Company issued a Promissory Note to Digitas in the principal amount of $400,000. Pursuant to the Digitas Note, the Company (a) paid Digitas a First Payment of $100,000 on November 16, 2017, (b) was required to pay Digitas $100,000 on the eight (8) month anniversary of the date of the First Payment (the “Second Payment”), and (c) is required to Digitas $200,000.00 on the one (1) year anniversary of the date of the First Payment. On July 26, 2018 the Company received notice of default resulting from its failure to pay Digitas the Second Payment. After notice and failure to cure, Digitas may file a Consent Judgment for the full Claimed Amount, less payments already made, if any, together with post-judgment interest and reasonable attorneys’ fees and costs incurred by Digitas for purposes of collection. In an attempt to prevent Digitas from moving forward with obtaining a Consent Judgment, the Company is currently negotiating with Digitas with respect to the Second Payment. The Company’s requests to Holdings for funds to pay the Second Payment to Digitas have not yet been approved.

Certain of the Company’s former employees have filed claims against the Company for payment of unpaid wages totaling $50,000, which remain outstanding. In addition, the Company has agreed to settlements on other employee claims totaling $127,843, which also remain outstanding. The Company’s requests to Holdings for funds to pay these amounts have not yet been approved.

Cybercoders, Inc. (“Cybercoders”), a recruiter we used in connection with certain employee placements, has filed a claim against the Company for failure to pay Cybercoders past due balances for the services they provided. The Company and Cybercoders have agreed to a settlement amount of $5,000, which has not yet been paid. The Company’s requests to Holdings for funds to pay this amount have not yet been approved.

24G, LLC (“24G”), a consultant that provided us with marketing services, has filed a claim against the Company for failure to pay 24G past due balances in the amount of $71,898 for the services they provided. The Company and 24G agreed to a settlement amount of $5,000. Following the Initial Closing of the Preferred Stock Unit Offering, the settlement with 24G was paid.

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

An attorney for iTexico LLC (“iTexico”), a software developer we used, has contacted the Company in an effort to collect $53,750 of past due balances iTexico claims it is owed for the services they provided. The Company reached a settlement amount of $9,000 with iTexico and paid that amount in November 2017.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Secured Notes

On October 12, 2016, October 15, 2016, November 26, 2016, December 7, 2016, December 20, 2016 and January 20, 2017, the principal and any accrued and unpaid interest on our outstanding Secured Notes in the aggregate principal amount of $2,515,000 became due and payable. We were unable to repay the noteholders at that time. Pursuant to the terms of the Secured Notes, our failure to pay any principal or interest within 5 days of the date such payment is due constituted an event of default. Following the occurrence of an event of default, among other things, the interest rate on the Secured Notes increased to 15%. In addition to other remedies available to the noteholders, our obligation to repay amounts due under the Secured Notes is secured by a first priority security interest in and lien on all of our assets and property. On November 16, 2017, the Secured Noteholders assigned, conveyed, transferred and set over to Holdings all of their right, title, interest and obligations in, to and under the Secured Notes, and all claims, suits, causes of action and any other rights thereunder. As a result, Holdings became the sole payee under the Secured Notes. The Company remains in default with respect to its obligations to repay amounts due under the Secured Notes but has not received a notice of default or other demand for payment from Holdings.

Line of Credit Note

On July 6, 2017, we entered into a Line of Credit Note with CUR Holdings, LLC. The Line of Credit Note has a principal balance of $685,000, and a stated maturity date of December 6, 2017. The principal on the Line of Credit Note does not bear interest. The Line of Credit Note is not convertible. The Line of Credit Note ranks junior to the Company’s existing Secured Notes. In connection with the Initial Closing of the Preferred Stock Unit Offering, the Line of Credit Note was assigned and transferred to Holdings. As a result, Holdings became the payee under the Line of Credit Note. The assignment did not alter the obligation of the Company under the original Line of Credit Note. As of December 6, 2017, the Company was in default of its obligations to repay amounts due under the Line of Credit Note. The Company remained in default as of June 30, 2018. Pursuant to the Line of Credit Note, the Company is required to pay the holder’s costs and expenses for collection, including reasonable attorneys’ fees.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Filing of Delinquent SEC Filings

As of May 9, 2018, the Company had submitted to the SEC all delinquent filings in response to the Wells Notice received from the SEC on July 19, 2017. On June 5, 2018, the SEC gave the Company notification that it had concluded its investigation and advised the Company that it did not intend to recommend any Administrative Proceedings by the SEC against the Company. However, although SEC Clearance has been received, Holdings has not yet agreed to proceed with the Merger at this time. Management of Holdings has indicated that they do not intend to move forward with the Merger until additional financing is obtained by the Company and/or certain other events occur. There can be no assurance that the Merger will be consummated on a timely basis, or at all. If the Merger does not occur, or another a business transaction that presents an opportunity for the Company’s securityholders is not consummated, the Company may need to cease operations.

Appointment of Interim President and “Principal Executive Officer”

On August 16, 2018, the Company’s board of directors appointed Kelly Sardo, the Company’s Chief Financial Officer, Secretary and Treasurer, as the Company’s Interim President, to serve until her successor shall be duly appointed. In addition, for SEC reporting purposes, Ms. Sardo was designated as the Company’s “Principal Executive Officer.”

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

CÜR MEDIA, INC.

Dated: August 20, 2018	By:	/s/ Kelly Sardo
	Name:	Kelly Sardo
	Title:	Interim President, Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

31.1/31.2	*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith

